Form 10-Q
period 1995-03-31
METROPOLITAN EDISON CO
filed 1995-05-05
CIK 65350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                       FORM 10-Q


    (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended   March 31, 1995

                                          OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                           Commission file number   1-446

                           Metropolitan Edison Company
            (Exact name of registrant as specified in its charter)

               Pennsylvania                                23-0870160
     (State or other jurisdiction of                  (I.R.S. Employer)
         incorporation or organization)               Identification No.)

                 2800 Pottsville Pike
                Reading, Pennsylvania                      19605
    (Address of principal executive offices)             (Zip Code)

                                   (610) 929-3601
                 (Registrant's telephone number, including area code)

                                         N/A
     (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes  X   No

       The number of shares outstanding of each of the issuer's classes of voting stock, as of April 30, 1995, was as follows:

       Common stock, no par value:  859,500 shares outstanding.

                              Metropolitan Edison Company
                             Quarterly Report on Form 10-Q
                                    March 31, 1995



                                   Table of Contents



                                                                      Page

    PART I - Financial Information

          Financial Statements:
          Balance Sheets                                                3
          Statements of Income                                          5
          Statements of Cash Flows                                      6

          Notes to Financial Statements                                 7

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 18


    PART II - Other Information                                        25


    Signatures                                                         26


                           _________________________________







          The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, subject to the ultimate resolution of the various matters as discussed in Note 1 to the Consolidated Financial Statements.

                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                                Consolidated Balance Sheets



                                                               In Thousands
                                                        March 31,  December 31,
                                                          1995         1994
                                                       (Unaudited)

 ASSETS
 Utility Plant:
   In service, at original cost                       $2 157 914   $2 137 996
   Less, accumulated depreciation                        720 249      700 746
     Net utility plant in service                      1 437 665    1 437 250
   Construction work in progress                         109 267      105 035
   Other, net                                             35 426       37 275
        Net utility plant                              1 582 358    1 579 560

 Other Property and Investments:
   Nuclear decommissioning trusts                         71 751       65 100
   Other, net                                              9 578        9 567
        Total other property and investments              81 329       74 667

 Current Assets:
   Cash and temporary cash investments                     1 717        9 246
   Special deposits                                        1 121        1 896
   Accounts receivable:
     Customers, net                                       55 711       53 421
     Other                                                21 288       16 736
   Unbilled revenues                                      20 694       25 112
   Materials and supplies, at average cost or less:
     Construction and maintenance                         40 939       39 365
     Fuel                                                 13 311       16 843
   Deferred income taxes                                   4 245        4 720
   Prepayments                                            24 275        7 522
        Total current assets                             183 301      174 861

 Deferred Debits and Other Assets:
   Regulatory assets:
     Three Mile Island Unit 2 deferred costs               5 431        5 534
     Income taxes recoverable through future rates       206 479      201 679
     Other                                                42 526       41 668
       Total regulatory assets                           254 436      248 881
   Deferred income taxes                                 148 881      149 892
   Other                                                  11 980        8 418
        Total deferred debits and other assets           415 297      407 191


        Total Assets                                  $2 262 285   $2 236 279




 The accompanying notes are an integral part of the consolidated financial statements.

                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                                Consolidated Balance Sheets



                                                               In Thousands
                                                        March 31,  December 31,
                                                          1995         1994
                                                       (Unaudited)

 LIABILITIES AND CAPITAL
 Capitalization:
   Common stock                                       $   66 273    $   66 273
   Capital surplus                                       345 200       341 616
   Retained earnings                                     168 157       190 742
     Total common stockholder's equity                   579 630       598 631
   Cumulative preferred stock                             23 598        23 598
   Preferred securities of subsidiary                    100 000       100 000
   Long-term debt                                        559 784       529 783
        Total capitalization                           1 263 012     1 252 012


 Current Liabilities:
   Debt due within one year                               40 517        40 517
   Notes payable                                          57 421           -
   Obligations under capital leases                       32 185        33 810
   Accounts payable:
     Affiliates                                            8 057        14 571
     Other                                                81 087        96 061
   Taxes accrued                                          19 710        40 435
   Deferred energy credits                                   827         1 950
   Interest accrued                                       10 553        19 006
   Other                                                  22 561        21 636
        Total current liabilities                        272 918       267 986


 Deferred Credits and Other Liabilities:
   Deferred income taxes                                 379 996       371 841
   Unamortized investment tax credits                     35 024        35 470
   Three Mile Island Unit 2 future costs                 172 281       170 593
   Nuclear fuel disposal fee                              26 221        25 836
   Regulatory liabilities                                 33 494        37 534
   Other                                                  79 339        75 007
        Total deferred credits and other liabilities     726 355       716 281

 Commitments and Contingencies (Note 1)



        Total Liabilities and Capital                 $2 262 285    $2 236 279




 The accompanying notes are an integral part of the consolidated financial statements.

                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                             Consolidated Statements of Income
                                        (Unaudited)



                                                               In Thousands
                                                               Three Months
                                                              Ended March 31,
                                                        1995           1994


 Operating Revenues                                   $205 749       $213 159

 Operating Expenses:
   Fuel                                                 22 392         26 964
   Power purchased and interchanged:
     Affiliates                                          8 958          4 860
     Others                                             43 514         45 477
   Deferral of energy costs, net                        (1 105)        (8 401)
   Other operation and maintenance                      52 641         53 837
   Depreciation and amortization                        22 670         21 534
   Taxes, other than income taxes                       13 659         14 967
       Total operating expenses                        162 729        159 238

 Operating Income Before Income Taxes                   43 020         53 921
   Income taxes                                         11 865         14 007
 Operating Income                                       31 155         39 914

 Other Income and Deductions:
   Allowance for other funds used during
     construction                                          455            174
   Other income/(expense), net                          (2 161)        30 194
   Income taxes                                            791        (12 672)
       Total other income and deductions                  (915)        17 696

 Income Before Interest Charges and
  Dividends on Preferred Securities                     30 240         57 610

 Interest Charges and Dividends on
  on Preferred Securities:
   Interest on long-term debt                           11 012         10 718
   Other interest                                          989          9 496
   Allowance for other funds used during
     construction                                         (395)          (406)
   Dividends on preferred securities of subsidiary       2 250             -
       Total interest charges and dividends
          on preferred securities                       13 856         19 808

 Net Income                                             16 384         37 802
   Preferred stock dividends                               236            908
 Earnings Available for Common Stock                  $ 16 148       $ 36 894



 The accompanying notes are an integral part of the consolidated financial statements.

                    METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                               In Thousands
                                                               Three Months
                                                              Ended March 31,
                                                         1995           1994
 Operating Activities:
   Income before preferred stock dividends            $ 16 384       $ 37 802
   Adjustments to reconcile income to cash provided:
     Depreciation and amortization                      20 075         20 309
     Amortization of property under capital leases       3 795          3 450
     Nuclear outage maintenance costs, net               1 638          1 570
     Deferred income taxes and investment
       tax credits, net                                   (139)        11 388
     Deferred energy costs, net                         (1 105)        (8 401)
     Accretion income                                      -             (334)
     Allowance for other funds used
       during construction                                (455)          (174)
   Changes in working capital:
     Receivables                                        (2 424)       (36 103)
     Materials and supplies                              1 958          6 909
     Special deposits and prepayments                  (16 758)       (20 621)
     Payables and accrued liabilities                  (36 543)         1 568
   Other, net                                            3 501         (5 068)
       Net cash provided (required) by operating
         activities                                    (10 073)        12 295

 Investing Activities:
   Cash construction expenditures                      (37 999)       (30 421)
   Contributions to decommissioning trusts              (2,550)        (2 939)
   Other, net                                               41             40
       Net cash used for investing activities          (40 508)       (33 320)

 Financing Activities:
   Issuance of long-term debt                           29 820         49 687
   Increase in notes payable, net                       57 300          2 662
   Retirement of long-term debt                            -          (26 000)
   Capital lease principal payments                     (3 832)        (4 276)
   Dividends paid on common stock                      (40 000)           -
   Dividends paid on preferred stock                      (236)        (  908)
       Net cash provided by financing
         activities                                     43 052         21 165

 Net increase (decrease) in cash and temporary
   cash investments from above activities               (7 529)           140
 Cash and temporary cash investments, beginning
   of period                                             9 246            938
 Cash and temporary cash investments, end of period   $  1 717       $  1 078

 Supplemental Disclosure:
   Interest paid (net of amount capitalized)          $ 24 329       $ 20 487
   Income taxes paid                                  $ 29 344       $  4 606
   New capital lease obligations incurred             $  1 858       $  2 655


 The accompanying notes are an integral part of the consolidated financial statements.

 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Metropolitan Edison Company (the Company), a Pennsylvania corporation incorporated in 1922, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company owns all of the common stock of York Haven Power Company, the owner of a small hydroelectric generating station, and Met-Ed Preferred Capital, Inc., which is the general partner of Met-Ed Capital L.P., a special purpose finance subsidiary. The Company's business is the generation, transmission, distribution and sale of electricity. The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Pennsylvania Electric Company (Penelec). The Company, JCP&L and Penelec are referred to herein as "the Company and its affiliates." The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Subsidiaries; and Energy Initiatives, Inc. (EI) and EI Power, Inc., which develop, own and operate nonutility generating facilities. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN, EI and EI Power, Inc. are referred to as the "GPU System".

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements were derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects--Three Mile Island Unit 1 (TMI-1), which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L and Penelec in the percentages of 50%, 25% and 25%, respectively. At March 31, 1995 and December 31, 1994, the Company's net investment in TMI-1 and TMI-2, including nuclear fuel, was as follows:

                                           Net Investment (Millions)
                                                 TMI-1    TMI-2
           March 31, 1995                        $307     $6
           December 31, 1994                     $311     $6

      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at its nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now-assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured (see COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT).

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and, after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

      As a result of the accident and its aftermath, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, have been asserted against GPU and the Company and its affiliates. Approximately 2,100 of such claims are pending in the United States District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident. If, notwithstanding the developments noted below, punitive damages are not covered by insurance and are not subject to the liability limitations of the federal Price-Anderson Act ($560 million at the time of the accident), punitive damage awards could have a material adverse effect on the financial position of the GPU System.

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for premium charges deferred in whole or in major part under such plan, and (c) an indemnity agreement with the NRC, bringing their total primary and secondary insurance financial protection and indemnity agreement with the NRC up to an aggregate of $560 million.

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights, with respect to any award of punitive damages.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is not likely to begin before 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the Price-

 Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motion for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

      In an order issued in April 1994, the Court: (1) noted that the plaintiffs have agreed to seek punitive damages only against GPU and the Company and its affiliates; and (2) stated in part that the Court is of the opinion that any punitive damages owed must be paid out of and limited to the amount of primary and secondary insurance under the Price-Anderson Act and, accordingly, evidence of the defendants' net worth is not relevant in the pending proceeding.


                         NUCLEAR PLANT RETIREMENT COSTS

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE).

      In 1990, the Company and its affiliates submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Company and its affiliates intend to complete the funding for TMI-1 by 2014, the end of the plant's license term. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding target (in 1994 dollars) for TMI-1 is $157 million, of which the Company's share is $79 million. Based on NRC studies, a comparable funding target for TMI-2 has been developed which takes the accident into account (see TMI-2 Future Costs). The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed a site-specific study of TMI-1 that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of TMI-1 to range from approximately $225 to $309 million, of which the Company's share would range from $113 million to $155 million (in 1994 dollars). In addition, the study estimated the cost of removal of nonradiological structures and materials for TMI-1 at $74 million, of which the Company's share is $37 million (in 1994 dollars).

      The ultimate cost of retiring the Company and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991 to TMI-2's external trust and will await resolution of the case pending before the Pennsylvania Supreme Court before making any further contributions for amounts written off by the Company in 1994. Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

 TMI-1:

      The Pennsylvania Public Utility Commission (PaPUC) previously granted the Company revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditures of these funds has been made in accumulated depreciation, amounting to $25 million at March 31, 1995. TMI-1 retirement costs are charged to depreciation expense over the expected service life of each nuclear plant.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Company and its affiliates have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Company and its affiliates have recorded a liability for nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $2 million, of which the Company's share is $1 million, as of March 31, 1995. Estimated TMI-2 Future Costs as of March 31, 1995 and December 31, 1994 for the Company are as follows:

                                     March 31, 1995     December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning            $127                  $125
 Nonradiological Cost of Removal           36                    36
 Incremental Monitored Storage              9                     9
      Total                              $172                  $170

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At March 31, 1995, $44 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet.

      In 1993, a PaPUC rate order for the Company allowed for the future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate requested the Commonwealth Court to set aside the PaPUC's 1993 rate order and in 1994, the Commonwealth Court reversed the PaPUC order. In December 1994, the Pennsylvania Supreme Court granted Met-Ed's request to review that decision. Oral argument was held on April 27, 1995, and the matter is pending. As a consequence of the Commonwealth Court decision, the Company recorded pre-tax charges totaling $127.6 million during 1994. The Company will await resolution of the appeal pending before the Pennsylvania Supreme Court before making any nonrecoverable funding contributions to external trusts for their share of these costs. The Company will be similarly required to charge to expense its share of future increases in the estimate of the costs of retiring TMI-2 if the Pennsylvania Supreme Court does not reverse the Commonwealth Court's decision. Future earnings on trust fund deposits for the Company will be recorded as income. Prior to the Commonwealth Court's decision, the Company contributed $40 million to external trusts relating to its share of the accident-related portion of the decommissioning liability. This contribution was not recovered from customers and has been expensed.

      As a result of TMI-2's entering long-term monitored storage in late 1993, the Company and its affiliates are incurring incremental annual storage costs of approximately $1 million, of which the Company's share is $.50 million. The Company and its affiliates estimate that the remaining annual storage costs will total $19 million, of which the Company's share is $9 million, through 2014, the expected retirement date of TMI-1.


                                    INSURANCE

      The GPU System has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy (primarily incremental replacement power costs). There is no assurance that the GPU System will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of the Company.

      The decontamination liability, premature decommissioning and property damage insurance coverage for the TMI station totals $2.7 billion. In accordance with NRC regulations, these insurance policies generally require that proceeds first be used for stabilization of the reactors and then to pay for decontamination and debris removal expenses. Any remaining amounts available under the policies may then be used for repair and restoration costs and decommissioning costs. Consequently, there can be no assurance that in the event of a nuclear incident, property damage insurance proceeds would be available for the repair and restoration of that station.

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $68 million, of which the Company's share is $18 million, in any one year under insurance policies applicable to nuclear operations and facilities.

      The Company and its affiliates have insurance coverage for incremental replacement power costs resulting from an accident-related outage at its nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $2.6 million per week for the first year, decreasing by 20 percent for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 25 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of March 31, 1995, facilities covered by these agreements having 239 MW of capacity were in service and 117 MW were scheduled to commence operation in 1995. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are $114 million, $170 million, $280 million, $415 million and $418 million, respectively. These agreements, in the aggregate, will provide approximately 833 MW of capacity and energy to the Company, at varying prices.

      The emerging competitive generation market has created uncertainty regarding the forecasting of the GPU System's energy supply needs which has caused the Company and its affiliates to change their supply strategy to seek shorter-term agreements offering more flexibility. Due to the current availability of excess capacity in the marketplace, the cost of near- to intermediate-term (i.e., one to eight years) energy supply from existing generation facilities is currently and expected to continue to be competitively priced at least for the near- to intermediate-term. The projected cost of energy from new generation supply sources has also decreased due to improvements in power plant technologies and reduced forecasted fuel prices. As a result of these developments, the rates under virtually all of the Company's and its affiliates' nonutility generation agreements are substantially in excess of current and projected prices from alternative sources.

       The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

      While the Company and its affiliates thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and the New Jersey Board of Public Utilities (NJBPU), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $300 million to $450 million annually, of which the Company's share will range from $90 million to $140 million annually.

 Regulatory Assets and Liabilities:

      As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

      a) A utility's rates for regulated services provided to its customers are established by, or are subject to approval by, an independent third-party regulator;

      b) The regulated rates are designed to recover specific costs of providing the regulated services or products; and

      c) In view of the demand for the regulated services and the level of competition, direct and indirect, it is reasonable to assume that rates set at levels that will recover a utility's costs can be charged to and collected from customers. This criteria requires consideration of anticipated changes in levels of demand or competition during the recovery period for any capitalized costs.

      A utility's operations can cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services. Regardless of the reason, a utility whose operations cease to meet those criteria should discontinue application of FAS 71 and report that discontinuation by eliminating from its balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71 but which would not have been recognized as assets and liabilities by enterprises in general.

      If a portion of the Company's operations continues to be regulated and meets the above criteria, FAS 71 accounting may only be applied to that portion. Write-offs of utility plant and regulatory assets may result for those operations that no longer meet the requirements of FAS 71. In addition, under deregulation, the uneconomical costs of certain contractual commitments for purchased power and/or fuel supplies may have to be expensed currently. Management believes that to the extent that the Company no longer qualifies for FAS 71 accounting treatment, a material adverse effect on its results of operations and financial position may result.

      In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the PaPUC and FERC and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the March 31, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                   Assets     Liabilities

 Income taxes recoverable/refundable
   through future rates                          $  206,479     $ 29,287
 TMI-2 deferred costs                                 5,431         -
 TMI-2 tax refund                                      -           4,207
 Unamortized property losses                          2,604         -
 Unamortized loss on reacquired debt                  7,486         -
 DOE enrichment facility decommissioning             11,477         -
 Other postretirement benefits                       20,656         -
 Other                                                  303         -
      Total                                      $  254,436     $ 33,494


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are being recovered through retail rates for the remaining investment in the plant and fuel core.

 TMI-2 tax refund: Represents the tax refund related to the tax abandonment of TMI-2. This balance is being amortized by the Company concurrent with its return to customers through a base rate credit.

 Unamortized property losses: The NRC has mandated that the design of nuclear reactors be documented. As a result, the Company's share of the costs incurred in documenting TMI-1 plant design, in addition to costs incurred in a study used to assess the vulnerability of nuclear reactors to severe accidents, are recorded in this account. The study costs are amortized over the life of the plant.

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clauses.

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than
 Pensions."   Recovery of these costs is subject to regulatory approval.

      Amounts related to the decommissioning of TMI-1, which are not included in Regulatory Assets on the balance sheet, are separately disclosed in NUCLEAR PLANT RETIREMENT COSTS.

      The Company continues to be subject to cost-based ratemaking regulation. The Company is unable to estimate to what extent FAS 71 may no longer be applicable to its utility assets in the future.


                              ENVIRONMENTAL MATTERS

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters, including but not limited to acid rain, water quality, air quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, the Company may be required to incur substantial additional costs to construct new equipment, modify or replace existing and proposed equipment, remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including formerly owned manufactured gas plants, mine refuse piles and generating facilities, and with regard to electromagnetic fields, postpone or cancel the installation of, or replace or modify, utility plant, the costs of which could be material.

      To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to spend up to $145 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the GPU System will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In September 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including New Jersey and Pennsylvania) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Company expects that the U.S. Environmental Protection Agency (EPA) will approve the proposal, and that as a result, the Company will spend an estimated $10 million, beginning in 1997, to meet the reductions set by the OTC. The OTC requires additional NOx reductions to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met, at that time, have not been finalized. The Company and its affiliates are unable to determine what, if any, additional costs will be incurred.

      The Company has been notified by the EPA and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at 4 hazardous and/or toxic waste sites. In addition, the Company has been requested to voluntarily participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not yet been named as a PRP. The Company has also been named in lawsuits requesting damages for hazardous and/or toxic substances allegedly released into the environment. The ultimate cost of remediation will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to the Company.

      The Company is unable to estimate the extent of possible remediation and associated costs of additional environmental matters. Also unknown are the consequences of environmental issues, which could cause the postponement or cancellation of either the installation or replacement of utility plant.


                       OTHER COMMITMENTS AND CONTINGENCIES

      The Company's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $115 million during 1995. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

      The Company has entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which it has ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The Company's share of the cost of coal purchased under these agreements is expected to aggregate $27 million for 1995.

      At the request of the PaPUC, the Company, as well as other affected Pennsylvania electric utilities, have supplied to the PaPUC proposals for the establishment of a nuclear performance standard. The PaPUC has not yet acted on these proposals.

      During the normal course of the operation of its businesses, in addition to the matters described above, the Company is from time to time involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. It is not expected that the outcome of these types of matters would have a material effect on the Company's financial position or results of operations.

              Metropolitan Edison Company and Subsidiary Companies

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     The following is management's discussion of significant factors that affected the Company's interim financial condition and results of operations. This should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Annual Report on Form 10-K.

 RESULTS OF OPERATIONS

     Earnings available for common stock for the first quarter ended March 31, 1995 were $16.1 million compared to $36.9 million for the first quarter of 1994. The decrease in first quarter earnings was due primarily to lower interest income as compared to last year, when the Company recognized nonrecurring net interest income of $13 million after-tax which resulted from refunds of previously paid federal income taxes related to the tax retirement of Three Mile Island Unit 2 (TMI-2). Earnings were also negatively affected by lower sales due to warmer winter weather this year as compared to last year and higher reserve capacity expense.


 OPERATING REVENUES:

     Total revenues for the first quarter of 1995 decreased 3.5% to $205.7 million as compared to the first quarter of 1994. The components of the changes are as follows:

                                                (In Millions)
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)                   $ (7.2)
    Energy revenues                                   1.7
    Other revenues                                   (1.9)
         Decrease in revenues                      $ (7.4)

 Kilowatt-hour revenues

     KWH revenues decreased due primarily to lower residential sales resulting from warmer winter temperatures this year as compared to last year. New customer additions in the residential and commercial sectors partially offset the decrease due to weather.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased primarily as a result of increased sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, earnings for the first quarter were negatively impacted by higher reserve capacity expense resulting primarily from higher payments to the Pennsylvania-New Jersey-Maryland Interconnection and the buy-out of a nonutility generation power purchase agreement.

 Other operation and maintenance

     The decrease in other O&M expense included payroll and benefits savings resulting from a workforce reduction in 1994 and lower winter storm repair costs.

 Depreciation and amortization

     Depreciation and amortization expense increased primarily as a result of increases in depreciable plant. Additions to utility plant consisted primarily of additions to existing generating facilities to maintain system reliability and additions to the transmission and distribution system related to customer growth.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The decrease was primarily attributable to lower interest income as compared to last year, when the Company recognized $29.8 million in interest income from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND PREFERRED DIVIDENDS:

 Other interest

     Other interest expense decreased due to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $7 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on preferred securities of subsidiary

     During the third quarter of 1994, the Company issued $100 million of monthly income preferred securities through a special-purpose finance subsidiary. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs for the first quarter of 1995 consisted of cash construction expenditures of $38 million. Construction expenditures for the year are forecasted to be $115 million. Expenditures for maturing debt are expected to be $41 million for 1995. Management estimates that approximately one-half of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     During the first quarter of 1995, the Company issued $30 million of long-term debt. The proceeds from the issuance were used to reduce short-term debt.

     GPU has obtained regulatory authorization from the Securities and Exchange Commission (SEC) to issue up to five million shares of additional common stock through 1996. The proceeds from any sale of such additional common stock are expected to be used to increase the Company and its affiliates' common equity ratios and reduce GPU short-term debt. GPU will monitor the capital markets as well as its capitalization ratios relative to its targets to determine whether, and when, to issue such shares.

     The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through 1995. Under existing authorization, the Company may issue senior securities in the amount of $220 million, of which $100 million may consist of preferred stock. The Company, through its special-purpose subsidiary, has remaining regulatory authority to issue an additional $25 million of monthly income preferred securities. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     The Company's bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. As a result of the second quarter 1994 write-off of TMI-2 retirement costs, together with certain other costs recognized in the same period, the Company will be unable to meet the interest and preferred dividend coverage requirements of its indenture and charter, respectively, until the third quarter of 1995. Therefore, the Company's ability to issue senior securities through June 1995 will be limited to the issuance of first mortgage bonds on the basis of $35 million of previously issued and retired bonds. The ability of the Company to issue, through its special-purpose subsidiary, its remaining authorized monthly income preferred securities, is not affected by these write-offs since these securities have no such coverage restrictions.

 COMPETITIVE ENVIRONMENT:

     In March 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) on open access non-discriminatory transmission services by public utilities and transmitting utilities, and a supplemental NOPR on recovery of stranded costs superseding an earlier June 1994 NOPR, and other related NOPRs. The new rules, if adopted, would in essence provide open access to the interstate electric transmission network and thereby encourage a fully competitive wholesale electric power market.

     Among other things, the FERC's proposal would (a) require electric utilities to file non-discriminatory open access transmission tariffs for both network and point-to-point service which would be available to all wholesale sellers and buyers of electricity; (b) require utilities to accept service under these new tariffs for their own wholesale transactions and (c) permit utilities to recover their legitimate and verifiable "stranded costs" incurred when a franchise customer elects to purchase power from another supplier using the utility's transmission system.

     While the proposed rule does not provide for "corporate unbundling", which the FERC defines as the disposing of ancillary services or creating separate affiliates to manage transmission services, it does provide for "functional unbundling". In the NOPR, the FERC describes "functional unbundling" to mean that (a) the utility must make the same charges for transmission services to its new wholesale customers as are provided by the tariff under which it offers these services to others; (b) the tariff must include separate rates for transmission and ancillary services; and (c) the utility is restricted to using the same electronic network as is used by its customers to obtain system transmission information when engaging in wholesale transactions, and the utility may not have access to any internal system transmission data which is not otherwise available to non-affiliated third parties.

     With respect to stranded costs, the FERC proposed to provide recovery mechanisms where stranded costs result from municipalization or other instances where former retail customers become wholesale customers, as well as for wholesale stranded costs. The states would be expected to provide for recovery of stranded costs attributable to retail wheeling or direct access programs, and the FERC would intervene only when the state regulatory agency lacked necessary authority.

     Also in March 1995, prior to the FERC's issuance of the NOPR, the Company filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. While the Company believes that the proposed transmission tariffs are consistent with the FERC's previously issued Transmission Pricing Policy Statement, it does not know whether or to what extent the FERC will require modifications to any of the proposed terms and conditions of transmission tariffs.

     In March 1994, GPU announced its intention to form a new subsidiary, GPU Generation Corporation (GPUGC), to operate, maintain and repair the non-nuclear generation facilities owned by the Company and its affiliates as well as undertake responsibility to construct any new non-nuclear generation facilities which the Company and its affiliates may need in the future.
 During 1994, the Company and its affiliates received regulatory approvals from the Pennsylvania Public Utility Commission (PaPUC) and New Jersey Board of Public Utilities to enter into an operating agreement with GPUGC. In June 1994, however, Allegheny Electric Cooperative (AEC), a wholesale customer of an affiliate, filed a request for evidentiary hearing in the application filed with the SEC to form GPUGC. The intervention does not challenge the formation of GPUGC, but purports to be concerned with costs that GPUGC will charge the Company and its affiliates, from which AEC ultimately purchases power. The Company and its affiliates have opposed AEC's request and the matter is pending before the SEC.

     In April 1995, legislation was introduced in the U.S. Senate that would repeal Section 210 of the Public Utility Regulatory Policies Act of 1978 (PURPA). Under that section of PURPA, among other things, electric utilities are required to purchase power from certain qualifying nonutility generators.

 THE SUPPLY PLAN:

 Managing Nonutility Generation

     The Company is seeking to reduce the above market costs of nonutility generation agreements including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company intends to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the Company for substantial damages. There can, however, be no assurance as to what extent the Company's efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

     In April 1995, the Company reached a buy-out agreement with the developer of a 13 MW nonutility generating facility. The Company estimates that the buy-out of the uneconomic power purchase contract will save its customers $16 million over 25 years. The Company has petitioned the PaPUC for approval to recover from customers the $1.65 million buy-out cost.

     In April 1995, the Company filed a petition with the PaPUC requesting that the PaPUC rescind its 1992 order directing the Company to enter into a long-term power purchase agreement with the developers of a proposed 100 MW nonutility generating facility in the City of Scranton, Pennsylvania. The Company is seeking relief from that order on the grounds that the project developers no longer plan to construct the project in the City of Scranton which was a principal reason for the PaPUC's order. The Company also contends that the rates payable under the contract, which is not in effect since the PaPUC has not granted the Company energy cost rate recovery, are $298 million in excess of the projected costs of alternative power.

     In May 1995, the Company filed a petition for enforcement and declaratory order with the FERC requesting that the FERC declare the PaPUC's PURPA implementation procedures unlawful. Specifically, the Company contends that the PaPUC's procedures that result in orders to enter into contracts with qualifying facilities at prices based on the costs of a "coal proxy" plant violate PURPA and the FERC's implementing regulations. The Company has requested that the FERC declare void power purchase agreements and related obligations representing 327 MW of capacity and energy which the PaPUC has ordered the Company to enter into under this procedure.

     In 1994, a nonutility generator requested that the PaPUC order the Company to enter into a long-term agreement to buy capacity and energy. The Company sought to dismiss the request based on a May 1994 PaPUC order, which granted the Company permission to obtain additional nonutility purchases through competitive bidding until new PaPUC regulations have been adopted. In September 1994, the Pennsylvania Commonwealth Court granted the PaPUC's application to revise its May 1994 order for the purpose of reevaluating the nonutility generator's right to sell power to the Company. The PaPUC subsequently ordered that hearings be held in this matter. In March 1995, the Company filed a motion seeking to dismiss the nonutility generator's petition.

     The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 239 MW of capacity are currently in service and an additional 594 MW are currently scheduled or anticipated to be in service by 1999.

 Conservation and Load Management

     In a December 1993 order, the PaPUC adopted guidelines for the recovery of demand side management (DSM) costs and directed utilities to implement DSM programs. The Company subsequently filed a DSM program that was expected to be approved by the PaPUC in the first quarter of 1995. However, an industrial intervenor had contested the PaPUC's guidelines and, in January 1995, the Commonwealth Court reversed the PaPUC order. The PaPUC is appealing that decision to the Pennsylvania Supreme Court. As a result, the nature and scope of the Company's DSM program is uncertain at this time.

 ACCOUNTING ISSUES:

     In March 1995, the Financial Accounting Standards Board (FASB) issued FAS 121, "Accounting for the Impairment of Long-Lived Assets", which is effective for fiscal years beginning after June 15, 1995. FAS 121 requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FAS 121 requires that regulatory assets meet the recovery criteria of FAS 71, "Accounting for the Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown.

     FAS 121 implementation in 1996 is not expected to have an impact on the Company since the carrying amount of all assets, including regulatory assets, is considered recoverable. However, as the Company enters a more competitive environment, some assets could potentially be subject to impairment, thereby necessitating writedowns or writeoffs, which could have a material adverse effect on the Company's results of operations and financial position.

                                     PART II



 ITEM 1 -    LEGAL PROCEEDINGS

             Information concerning the current status of certain legal proceedings instituted against the Company and its affiliates as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.


 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 (12) Statements Showing Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                 (27)  Financial Data Schedule


             (b) Reports on Form 8-K:
                 For the month of April 1995, dated April 20, 1995, under Item 5 (Other Events).

                                   Signatures



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 METROPOLITAN EDISON COMPANY



 May 4, 1995                     By:   /s/ F. D. Hafer
                                      F. D. Hafer, President




 May 4, 1995                     By:   /s/ D. L. O'Brien
                                      D. L. O'Brien, Comptroller
                                      (Principal Accounting Officer)