Form 10-Q
period 1995-06-30
METROPOLITAN EDISON CO
filed 1995-08-09
CIK 65350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   June 30, 1995

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

                        Commission file number   1-446

                        Metropolitan Edison Company
         (Exact name of registrant as specified in its charter)

            Pennsylvania                                23-0870160
  (State or other jurisdiction of                  (I.R.S. Employer)
      incorporation or organization)               Identification No.)


              2800 Pottsville Pike
              Reading, Pennsylvania                     19640-0001
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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of July 31, 1995, was as follows:

       Common stock, no par value:  859,500 shares outstanding.

                           Metropolitan Edison Company
                          Quarterly Report on Form 10-Q
                                  June 30, 1995



                                Table of Contents



                                                                   Page

 PART I - Financial Information

       Financial Statements:
       Balance Sheets                                                3
       Statements of Income                                          5
       Statements of Cash Flows                                      6

       Notes to Financial Statements                                 7

       Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 18


 PART II - Other Information                                        24


 Signatures                                                         25


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



                   METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                               Consolidated Balance Sheets


                                                              In Thousands
                                                        June 30,        December 31,
                                                          1995              1994
                                                      (Unaudited)
ASSETS
Utility Plant:
  In service, at original cost                       $2 198 808         $2 137 996
  Less, accumulated depreciation                        738 017            700 746
    Net utility plant in service                      1 460 791          1 437 250
  Construction work in progress                          90 729            105 035
  Other, net                                             44 792             37 275
        Net utility plant                             1 596 312          1 579 560

Other Property and Investments:
  Nuclear decommissioning trusts                         78 901             65 100
  Other, net                                              9 613              9 567
        Total other property and investments             88 514             74 667

Current Assets:
  Cash and temporary cash investments                     5 398              9 246
  Special deposits                                        1 204              1 896
  Accounts receivable:
    Customers, net                                       51 293             53 421
    Other                                                23 266             16 736
  Unbilled revenues                                      23 987             25 112
  Materials and supplies, at average cost or less:
    Construction and maintenance                         41 909             39 365
    Fuel                                                 13 232             16 843
  Deferred income taxes                                   5 764              4 720
  Prepayments                                            21 876              7 522
        Total current assets                            187 929            174 861

Deferred Debits and Other Assets:
  Regulatory assets:
    Three Mile Island Unit 2 deferred costs               5 314              5 534
    Income taxes recoverable through future rates       211 959            201 679
    Other                                                45 199             41 668
      Total regulatory assets                           262 472            248 881
  Deferred income taxes                                 149 824            149 892
  Other                                                  13 636              8 418
      Total deferred debits and other assets            425 932            407 191

      Total Assets                                   $2 298 687         $2 236 279





The accompanying notes are an integral part of the consolidated financial statements.







                            METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets


                                                                       In Thousands
                                                                 June 30,        December 31,
                                                                  1995               1994
                                                               (Unaudited)
         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock                                       $   66 273         $   66 273
           Capital surplus                                       355 200            341 616
           Retained earnings                                     172 088            190 742
             Total common stockholder's equity                   593 561            598 631
           Cumulative preferred stock                             23 598             23 598
           Company-obligated mandatorily redeemable
             preferred securities                                100 000            100 000
           Long-term debt                                        603 284            529 783
                 Total capitalization                          1 320 443          1 252 012

         Current Liabilities:
           Securities due within one year                         27 018             40 517
           Notes payable                                          15 973                -
           Obligations under capital leases                       42 090             33 810
           Accounts payable:
             Affiliates                                            8 795             14 571
             Other                                                87 718             96 061
           Taxes accrued                                           7 915             40 435
           Deferred energy credits                                 3 686              1 950
           Interest accrued                                       19 669             19 006
           Other                                                  25 113             21 636
                 Total current liabilities                       237 977            267 986


         Deferred Credits and Other Liabilities:
           Deferred income taxes                                 389 904            371 841
           Unamortized investment tax credits                     34 577             35 470
           Three Mile Island Unit 2 future costs                 173 718            170 593
           Nuclear fuel disposal fee                              26 610             25 836
           Regulatory liabilities                                 31 856             37 534
           Other                                                  83 602             75 007
                 Total deferred credits and other liabilities    740 267            716 281

         Commitments and Contingencies (Note 1)


                 Total Liabilities and Capital                $2 298 687         $2 236 279





         The accompanying notes are an integral part of the consolidated financial statements.







                          METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                    Consolidated Statements of Income
                                               (Unaudited)
                                                                    In Thousands
                                                      Three Months                Six Months
                                                     Ended June 30,             Ended June 30,
                                                    1995        1994          1995         1994
      Operating Revenues                         $190 342     $196 674      $396 091     $409 833

      Operating Expenses:
        Fuel                                       20 401       23 324        42 793       50 288
        Power purchased and interchanged:
          Affiliates                                4 942        3 041        13 900        7 901
          Others                                   37 963       38 678        81 477       84 155
        Deferral of energy costs, net               2 837       (3 037)        1 732      (11 438)
        Other operation and maintenance            55 200       92 917       107 841      146 754
        Depreciation and amortization              21 761       22 029        44 431       43 563
        Taxes, other than income taxes             13 071       13 022        26 730       27 989
            Total operating expenses              156 175      189 974       318 904      349 212

      Operating Income Before Income Taxes         34 167        6 700        77 187       60 621
        Income taxes                                5 832       (2 108)       17 697       11 899
      Operating Income                             28 335        8 808        59 490       48 722

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                404          192           859          366
        Other income/(expense), net                (1 951)    (129 069)       (4 112)     (98 875)
        Income taxes                                  838       55 470         1 629       42 798
            Total other income and deductions        (709)     (73 407)       (1 624)     (55 711)

      Income/(Loss) Before Interest Charges and    27 626      (64 599)       57 866       (6 989)
       Dividends on Preferred Securities

      Interest Charges and Dividends on
       Preferred Securities:
        Interest on long-term debt                 11 522       10 693        22 534       21 411
        Other interest                              1 584          277         2 573        9 773
        Allowance for borrowed funds used during
          construction                               (347)        (460)         (742)        (866)
        Dividends on company-obligated mandatorily
          redeemable preferred securities           2 250          -           4 500          -
            Total interest charges and dividends
             on preferred securities               15 009       10 510        28 865       30 318

      Net Income/(Loss)                            12 617      (75 109)       29 001      (37 307)
        Preferred stock dividends                     236          908           472        1 816
      Earnings/(Loss) Available for Common Stock $ 12 381     $(76 017)      $28 529     $(39 123)




      The accompanying notes are an integral part of the consolidated financial statements.







                            METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                                         In Thousands
                                                                          Six Months
                                                                        Ended June 30,
                                                                      1995          1994
         Operating Activities:
           Net income/(loss)                                       $ 29 001      $(37 307)
           Adjustments to reconcile income/(loss) to cash provided:
             Depreciation and amortization                           38 538        40 621
             Amortization of property under capital leases            7 599         7 016
             Three Mile Island Unit 2 costs                             -         127 640
             Voluntary enhanced retirement programs                     -          35 246
             Nuclear outage maintenance costs, net                    2 432         3 075
             Deferred income taxes and investment
               tax credits, net                                      (3 179)      (56 564)
             Deferred energy costs, net                               1 732       (11 438)
             Accretion income                                           -            (669)
             Allowance for other funds used
               during construction                                     (859)         (366)
           Changes in working capital:
             Receivables                                             (3 278)        1 110
             Materials and supplies                                   1 067         9 707
             Special deposits and prepayments                       (14,442)      (15 386)
             Payables and accrued liabilities                       (27 956)           67
           Other, net                                                 5 927        (3 992)
               Net cash provided by operating activities             36 582        98 760

         Investing Activities:
           Cash construction expenditures                           (63 057)      (61 095)
           Contributions to decommissioning trusts                   (4 955)       (5 488)
           Other, net                                                    18            60
               Net cash used for investing activities               (67 994)      (66 523)

         Financing Activities:
           Issuance of long-term debt                                59 625        49 687
           Increase/(Decrease) in notes payable, net                 15 973       (47 300)
           Retirement of long-term debt                                 -         (26 000)
           Capital lease principal payments                          (7 562)       (6 579)
           Contributions from parent corporation                     10 000           -
           Dividends paid on common stock                           (50 000)          -
           Dividends paid on preferred stock                           (472)       (1 816)
               Net cash provided/(required) by financing
                activities                                           27 564       (32 008)

         Net increase/(decrease) in cash and temporary cash
           investments from above activities                         (3 848)          229
         Cash and temporary cash investments, beginning of year       9 246           938
         Cash and temporary cash investments, end of period        $  5 398      $  1 167

         Supplemental Disclosure:
           Interest paid                                           $ 27 913      $ 26 444
           Income taxes paid                                       $ 46 730      $  4 142
           New capital lease obligations incurred                  $ 15 261      $  2 781

         The accompanying notes are an integral part of the consolidated financial statements.



                                                    -6-

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


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects--Three Mile Island Unit 1 (TMI-1) which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L, and Penelec in the percentages of 50%, 25% and 25%, respectively. At June 30, 1995 and December 31, 1994, the Company's net investment in TMI-1 and TMI-2, including nuclear fuel, was as follows:

                                           Net Investment (Millions)
                                                 TMI-1    TMI-2
           June 30, 1995                         $316     $6*
           December 31, 1994                     $311     $6*

      *The Company has recovered substantially all of its investment in TMI-2.


      Costs associated with the operation, maintenance and retirement of nuclear plants continue to be significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements, safety standards and experience gained in the construction and operation of nuclear facilities. The Company and its affiliates may also incur costs and experience reduced output at their nuclear plants because of the prevailing design criteria at the time of construction and the age of the plants' systems and equipment. In addition, for economic or other reasons, operation of these plants for the full term of their now-assumed lives cannot be assured. Also, not all risks associated with the ownership or operation of nuclear facilities may be adequately insured or insurable. Consequently, the ability of electric utilities to obtain adequate and timely recovery of costs associated with nuclear projects, including replacement power, any unamortized investment at the end of each plant's useful life (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured (see NUCLEAR PLANT RETIREMENT COSTS). Management intends, in general, to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured (see COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT).

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

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

      In June 1993, the Court agreed to permit pre-trial discovery on the punitive damage claims to proceed. A trial of ten allegedly representative cases is scheduled to begin in June 1996. In February 1994, the Court held that the plaintiffs' claims for punitive damages are not barred by the

 Price-Anderson Act to the extent that the funds to pay punitive damages do not come out of the U.S. Treasury. The Court also denied the defendants' motion seeking a dismissal of all cases on the grounds that the defendants complied with applicable federal safety standards regarding permissible radiation releases from TMI-2 and that, as a matter of law, the defendants therefore did not breach any duty that they may have owed to the individual plaintiffs. The Court stated that a dispute about what radiation and emissions were released cannot be resolved on a motion for summary judgment. In July 1994, the Court granted defendants' motions for interlocutory appeal of these orders, stating that they raise questions of law that contain substantial grounds for differences of opinion. The issues are now before the United States Court of Appeals for the Third Circuit.

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

      In 1988, a consultant to GPUN performed a site-specific study of TMI-1 that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of the plant to range from approximately $225 to $309 million, of which the Company's share would range from $113 to $155 million (in 1994 dollars). In addition, the study estimated the cost of removal of nonradiological structures and materials for TMI-1 at $74 million, of which the Company's share is $37 million (in 1994 dollars).
 To date, no site-specific study has been performed for TMI-2.

      The ultimate cost of retiring the Company and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991 to TMI-2's external trust and will await resolution of the case pending before the Pennsylvania Supreme Court before making any further contributions for amounts written off by the company in 1994 (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the balance sheet.

      The Financial Accounting Standards Board (FASB) is currently reviewing the utility industry's accounting practices for nuclear decommissioning costs. If the FASB's tentative conclusions are adopted, TMI-1 retirement costs may have to be recorded as a liability, rather than as accumulated depreciation, with an offsetting asset recorded for amounts collectible through rates. Any amounts that cannot be collected through rates may have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices by the fourth quarter of 1995.

 TMI-1:

      The Pennsylvania Public Utility Commission (PaPUC) previously granted the Company revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $26 million at June 30, 1995. TMI-1 retirement costs are charged to depreciation expense over the expected service life of the nuclear plant.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Company and its affiliates have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target. The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the

 Company and its affiliates have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million as of June 30, 1995, of which the Company's share is $1.5 million. Estimated TMI-2 Future Costs as of June 30, 1995 and December 31, 1994 for the Company are as follows:

                                     June 30, 1995      December 31, 1994
                                        (Millions)          (Millions)
 Radiological Decommissioning            $128                  $125
 Nonradiological Cost of Removal           36                    36
 Incremental Monitored Storage              9                     9
      Total                              $173                  $170

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the balance sheet. At June 30, 1995, $44 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the balance sheet.

      In 1993, a PaPUC rate order for the Company allowed for the future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate requested the Commonwealth Court to set aside the PaPUC's 1993 rate order and in 1994, the Commonwealth Court reversed the PaPUC order. In December 1994, the Pennsylvania Supreme Court granted the Company's request to review that decision. Oral argument was held on April 27, 1995, and the matter is pending. As a consequence of the Commonwealth Court decision, the Company recorded pre-tax charges totaling $127.6 million during 1994. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $82.6 million for radiological decommissioning costs, $35 million for the nonradiological cost of removal and $10 million for incremental monitored storage costs. The Company will await resolution of the appeal pending before the Pennsylvania Supreme Court before making any nonrecoverable funding contributions to external trusts for its share of these costs. The Company is similarly required to charge to expense its share of future increases in the estimate of the costs of retiring TMI-2 if the Pennsylvania Supreme Court does not reverse the Commonwealth Court's decision. Earnings on trust fund deposits are recorded as income. Prior to the Commonwealth Court's decision, the Company contributed $40 million to external trusts relating to its share of the accident-related portion of the decommissioning liability. This contribution was not recovered from customers and has been expensed.

      As a result of TMI-2's entering long-term monitored storage in late 1993, the Company and its affiliates are incurring incremental annual storage costs of approximately $1 million, of which the Company's share is $.5 million. The Company and its affiliates estimate that the remaining annual storage costs will total $19 million, of which the Company's share is $9 million, through 2014, the expected retirement date of TMI-1.


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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors (TMI-2 being excluded under an exemption received from the NRC in 1994), subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million, of which the Company's share is $19 million, in any one year under insurance policies applicable to nuclear operations and facilities.

      The Company and its affiliates have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $2.6 million per week for the first year, decreasing by 20 percent for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 26 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While a few of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of June 30, 1995, facilities covered by these agreements having 246 MW of capacity were in service and 89 MW were scheduled to commence operation later in 1995. Estimated payments to nonutility generators from 1995 through 1999, assuming all facilities which have existing agreements, or which have obtained orders granting them agreements enter service, are $114 million, $170 million, $278 million, $414 million and $419 million, respectively. These agreements, in the aggregate, will provide approximately 812 MW of capacity and energy to the Company, at varying prices.

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

       The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

      While the Company and its affiliates thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and New Jersey Board of Public Utilities (NJBPU), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $300 million to $450 million annually, of which the Company's share will range from $90 million to $140 million annually.

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

      In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the PaPUC and the Federal Energy Regulatory Commission (FERC) and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the June 30, 1995 Consolidated Balance Sheet, were as follows:

                                                         (In thousands)
                                                      Assets   Liabilities
 Income taxes recoverable/refundable
   through future rates                            $  211,959   $ 27,663
 TMI-2 deferred costs                                   5,314       -
 TMI-2 tax refund                                        -         2,423
 Unamortized property losses                            2,634       -
 Unamortized loss on reacquired debt                    7,305       -
 DOE enrichment facility decommissioning               10,772       -
 Other postretirement benefits                         22,598       -
 Other                                                  1,890      1,770
      Total                                        $  262,472   $ 31,856

 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes," in 1993.

 TMI-2 deferred costs: Represents costs that are being recovered through wholesale rates for the remaining investment in the plant and fuel core.

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

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clause.

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

      To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to spend up to $145 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including Pennsylvania and New Jersey) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Company expects that the U.S. Environmental Protection Agency (EPA) will approve the proposal, and that as a result, the Company will spend an estimated $10 million, beginning in 1997, to meet the reductions set by the OTC. The OTC requires additional NOx reductions to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Company and its affiliates are unable to determine what additional costs, if any, will be incurred.

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

      The Company has entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which it has ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The Company's share of the cost of coal purchased under these agreements is expected to aggregate $24 million for 1995.

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

 RESULTS OF OPERATIONS

     Earnings available for common stock for the second quarter of 1995 were $12.4 million, compared to a net loss of $76.0 million for the same period ended 1994. The increase in second quarter earnings was due to the recognition in 1994 of one-time charges totaling $92.9 million after-tax. These one-time charges consisted of a write-off of certain Three Mile Island Unit 2 (TMI-2) retirement costs ($72.8 million) resulting from a Pennsylvania court order, and costs related to voluntary enhanced retirement programs
 ($20.1 million).   Lower operation and maintenance (O&M) expense also
 contributed to the earnings increase. However, this increase was more than offset by lower sales from cooler spring weather this year compared to last year.

     For the six months ended June 30, 1995 earnings available for common stock were $28.5 million, compared to a net loss of $39.1 million for the same period last year. The same factors affecting the quarterly results also affected the results for the six month period. In addition, the six month June 1995 earnings comparison was negatively affected by lower sales due to warmer 1995 winter weather. Also affecting the six months earnings comparison was nonrecurring interest income (net of nonrecurring interest expense) in 1994 of $13 million after-tax resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2.

 OPERATING REVENUES:

     Total revenues for the second quarter of 1995 decreased 3.2% to $190.3 million, as compared to the second quarter of 1994. For the six months ended June 30, 1995, revenues decreased 3.4% to $396.1 million, as compared to the same period last year. The components of the changes are as follows:

                                            (In Millions)
                                     Three Months     Six Months
                                        Ended           Ended
                                    June 30, 1995   June 30, 1995
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)       $ (8.9)         $(16.1)
    Energy revenues                       6.7             8.4
    Other revenues                       (4.1)           (6.0)
         Decrease in revenues          $ (6.3)         $(13.7)

 Kilowatt-hour revenues

     The decrease in KWH revenues in the three and six month periods was due primarily to lower residential sales from a warmer winter and cooler spring this year as compared to the previous year. New customer additions in the residential and commercial sectors partially offset these decreases.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues for the three month period increased primarily from higher energy cost rates, partially offset by lower sales. Energy revenues for the six month period increased primarily from higher energy cost rates and higher sales to other utilities, partially offset by lower sales to customers.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, lower reserve capacity expense for the three months ended June 1995 contributed to earnings.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The decrease in other O&M expense for the three and six months ended June 1995 was primarily attributable to a one-time $35.2 million pre-tax charge in 1994 related to the voluntary enhanced retirement programs. Also contributing to the O&M reduction was payroll and benefits savings from the retirement programs and lower first quarter winter storm repair costs.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income for the three and six months ended June 1995 was primarily attributable to a 1994 write-off of $127.6 million pre-tax for certain TMI-2 retirement costs resulting from a Pennsylvania court order. The increase was partially offset by lower first quarter interest income of $29.8 million pre-tax resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for the tax years after TMI-2 was retired.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other interest

     Other interest expense for the six months ended June 1995 decreased due primarily to the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $7.0 million pre-tax charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on company-obligated mandatorily redeemable preferred securities

     In 1994, the Company issued $100 million of monthly income preferred securities through a special-purpose finance subsidiary. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs for the six months ended June 30, 1995 consisted of cash construction expenditures of $63 million. Construction expenditures for the year are forecasted to be $115 million. Expenditures for maturing debt are expected to be $41 million for 1995. Management estimates that approximately one-half of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     During the second quarter of 1995, the Company issued $30 million principal amount of first mortgage bonds (FMBs), the proceeds of which were used to reduce outstanding short-term debt.

     Also in the second quarter, GPU sold one million shares of common stock through an underwritten public offering. The net proceeds of $29.6 million were used to make cash capital contributions to the Company and its affiliates, of which the Company's share was $10 million.

     In July 1995, the Company redeemed at maturity $12 million principal amount of 4 5/8% FMBs. The Company also issued $28.5 million principal amount of 6.10% FMBs as collateral for a like amount of pollution control revenue refunding bonds issued by the Northampton County Industrial Development Authority. The proceeds from the sale of the authority bonds will be used to redeem the Authority's 10 1/2% pollution control bonds maturing September 1, 1995, issued to finance construction of pollution control facilities at the Company's Portland station.

     The Company has regulatory authority to issue and sell first mortgage bonds, which may be issued as secured medium-term notes, and preferred stock through 1995. Under existing authorizations, the Company may issue senior securities in the amount of $190 million, of which $100 million may consist of preferred stock. The Company, through its special-purpose finance subsidiary, has remaining regulatory authority to issue an additional $25 million of monthly income preferred securities. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     The Company's bond indentures and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions. The ability to issue securities in the future will depend on coverages at that time. The ability of the Company to issue, through its special-purpose subsidiary, monthly income preferred securities, is not affected by such coverage restrictions.

 COMPETITIVE ENVIRONMENT:

     In March 1995, prior to the Federal Energy Regulatory Commission's (FERC) issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services, the Company and its affiliates filed with the FERC proposed open access transmission tariffs. Such proposed tariffs provided for both firm and interruptible service on a point-to-point basis. Network service, where requested, would be negotiated on a case by case basis. In July 1995, the Company and its affiliates submitted to the FERC further support and justification for their tariffs in response to a FERC Staff request. The Company and its affiliates do not know whether or to what extent the FERC will require modifications to any of the proposed terms and conditions of these transmission tariffs.

     In June 1995, the Securities and Exchange Commission (SEC) approved an
 SEC Staff report containing a series of legislative and administrative recommendations to reform the Public Utility Holding Company Act of 1935 (Holding Company Act). The SEC Staff recommended that the SEC support repeal of the Holding Company Act with a minimum one year transition period, and a transfer of audit, reporting and certain other responsibilities to the FERC while giving state commissions access to holding company books and records.
 In the interim, the Staff recommended that the SEC adopt a series of administrative reforms that would streamline such things as the issuance of securities for routine financings and permit a wide range of energy related diversification activities. The Staff also recommended that the SEC more flexibly interpret the Holding Company Act's integrated system requirements by allowing utility acquisitions and specifically, combination electric and gas systems, where the affected state commissions concur.

     In response to the Staff report, the SEC has adopted certain changes which will streamline routine financings, and has proposed a number of others. GPU and other registered holding companies, believe, however, that repeal of the Holding Company Act is necessary to remove a significant impediment to competition.

 THE SUPPLY PLAN:

 Managing Nonutility Generation

     The Company is seeking to reduce the above market costs of nonutility generation (NUG) agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through its energy clause and (4) initiating proceedings before federal and state administrative agencies, and in the courts. In addition, the Company intends to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the Company for substantial damages. There can, however, be no assurance as to what extent the Company's efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

     In April 1995, the Company agreed to buy-out the power purchase agreement for a 13 MW unconstructed nonutility generating facility. The Company estimates that the buy-out of the uneconomic power purchase contract will save its customers $16 million over 25 years. In June 1995, the PaPUC authorized recovery from customers of the $1.65 million buy-out price over a two year period, starting with the Company's April 1, 1996 energy cost rate.

     In May 1995, the Company filed a petition for enforcement and declaratory order with the FERC requesting that the FERC overturn two contracts with nonutility generators, aggregating 327 MW of capacity, and to act against the PaPUC's implementation of PURPA. Specifically, the Company contended that the PaPUC's procedures resulting in orders to enter into contracts with qualifying facilities at prices based on the costs of a "coal proxy" plant violate PURPA and the FERC's implementing regulations. In June 1995, the FERC denied the petition. The Company has filed a petition for rehearing with the FERC.

     In 1994, a nonutility generator requested that the PaPUC order the Company to enter into long-term agreements to buy capacity and energy. The Company sought to dismiss the request based on a May 1994 PaPUC order, which granted the Company and an affiliate permission to obtain additional nonutility purchases through competitive bidding until new PaPUC regulations have been adopted. In September 1994, the Pennsylvania Commonwealth Court granted the PaPUC's application to revise its May 1994 order for the purpose of reevaluating the nonutility generator's right to sell power to the Company. The PaPUC subsequently ordered that hearings be held in this matter. In March 1995, the Company moved to dismiss the nonutility generator's petition. The nonutility generator has filed a cross-motion for summary judgment. The matter is pending before the PaPUC.

     As part of an effort to reduce above-market payments under nonutility generation agreements, the Company and its affiliates are seeking to implement a program under which the natural gas fuel and transportation for the Company's and its affiliates' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, would be pooled and managed by a nonaffiliated fuel manager. The Company and its affiliates believe the plan has the potential to provide substantial savings for their customers. The Company and its affiliates are conducting negotiations with a nonaffiliated company to serve as fuel manager.

     The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 246 MW of capacity are currently in service and an additional 566 MW are currently scheduled or anticipated to be in service by 1999.

                                     PART II



 ITEM 1 -    LEGAL PROCEEDINGS

             Information concerning the current status of certain legal proceedings instituted against the Company and its affiliates and GPU as a result of the March 28, 1979 nuclear accident at Unit 2 of the Three Mile Island nuclear generating station discussed in
             Part I of this report in Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

 ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             By Consent of the Sole Stockholder dated May 9, 1995, the following were elected directors of the Company for the ensuing year:

                               R. C. Arnold
                               J. F. Furst
                               J. G. Graham
                               F. D. Hafer
                               J. R. Leva
                               G. R. Repko
                               R. S. Zechman

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 (12) Statements Showing Computation of Ratio of Earnings to
                      Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

                 (27) Financial Data Schedule.

             (b) Reports on Form 8-K:

                 None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 METROPOLITAN EDISON COMPANY



 August 8, 1995                  By:  /s/ F. D. Hafer
                                 F. D. Hafer, President






 August 8, 1995                  By:  /s/ D. L. O'Brien
                                 D. L. O'Brien, Comptroller
                                 (Principal Accounting Officer)