Form 10-Q
period 1995-09-30
METROPOLITAN EDISON CO
filed 1995-11-09
CIK 65350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


 (Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended   September 30, 1995

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

       The number of shares outstanding of each of the issuer's classes of voting stock, as of October 31, 1995, was as follows:

       Common stock, no par value:  859,500 shares outstanding.

                           Metropolitan Edison Company
                          Quarterly Report on Form 10-Q
                               September 30, 1995



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



                            METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets


                                                                       In Thousands
                                                               September 30,     December 31,
                                                                   1995              1994
                                                               (Unaudited)
         ASSETS
         Utility Plant:
           In service, at original cost                       $2 216 186         $2 137 996
           Less, accumulated depreciation                        756 363            700 746
             Net utility plant in service                      1 459 823          1 437 250
           Construction work in progress                          93 275            105 035
           Other, net                                             47 978             37 275
                 Net utility plant                             1 601 076          1 579 560

         Other Property and Investments:
           Nuclear decommissioning trusts                         84 500             65 100
           Other, net                                              9 860              9 567
                 Total other property and investments             94 360             74 667

         Current Assets:
           Cash and temporary cash investments                     4 131              9 246
           Special deposits                                        1 256              1 896
           Accounts receivable:
             Customers, net                                       60 256             53 421
             Other                                                25 448             16 736
           Unbilled revenues                                      23 594             25 112
           Materials and supplies, at average cost or less:
             Construction and maintenance                         41 033             39 365
             Fuel                                                  7 141             16 843
           Deferred income taxes                                   9 829              4 720
           Prepayments                                            10 036              7 522
                 Total current assets                            182 724            174 861

         Deferred Debits and Other Assets:
           Regulatory assets:
             Three Mile Island Unit 2 deferred costs             117 974              5 534
             Income taxes recoverable through future rates       217 135            201 679
             Other                                                96 103             41 668
               Total regulatory assets                           431 212            248 881
           Deferred income taxes                                  92 085            149 892
           Other                                                  13 753              8 418
               Total deferred debits and other assets            537 050            407 191

               Total Assets                                   $2 415 210         $2 236 279





         The accompanying notes are an integral part of the consolidated financial statements.







                            METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                        Consolidated Balance Sheets


                                                                       In Thousands
                                                               September 30,     December 31,
                                                                   1995              1994
                                                               (Unaudited)
         LIABILITIES AND CAPITAL
         Capitalization:
           Common stock                                       $   66 273         $   66 273
           Capital surplus                                       355 200            341 616
           Retained earnings                                     259 997            190 742
             Total common stockholder's equity                   681 470            598 631
           Cumulative preferred stock                             23 598             23 598
           Company-obligated mandatorily redeemable
             preferred securities                                100 000            100 000
           Long-term debt                                        603 267            529 783
                 Total capitalization                          1 408 335          1 252 012

         Current Liabilities:
           Securities due within one year                         15 019             40 517
           Notes payable                                           1 100                -
           Obligations under capital leases                       45 656             33 810
           Accounts payable:
             Affiliates                                           14 393             14 571
             Other                                                84 126             96 061
           Taxes accrued                                          16 322             40 435
           Deferred energy credits                                12 034              1 950
           Interest accrued                                       11 839             19 006
           Other                                                  45 170             21 636
                 Total current liabilities                       245 659            267 986


         Deferred Credits and Other Liabilities:
           Deferred income taxes                                 408 379            371 841
           Unamortized investment tax credits                     34 041             35 470
           Three Mile Island Unit 2 future costs                 173 432            170 593
           Nuclear fuel disposal fee                              26 989             25 836
           Regulatory liabilities                                 27 859             37 534
           Other                                                  90 516             75 007
                 Total deferred credits and other liabilities    761 216            716 281

         Commitments and Contingencies (Note 1)


                 Total Liabilities and Capital                $2 415 210         $2 236 279





         The accompanying notes are an integral part of the consolidated financial statements.







                          METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                    Consolidated Statements of Income
                                               (Unaudited)
                                                                    In Thousands
                                                      Three Months               Nine Months
                                                  Ended September 30,        Ended September 30,
                                                    1995        1994          1995         1994
      Operating Revenues                         $241 664     $204 903      $637 755     $614 736

      Operating Expenses:
        Fuel                                       24 826       23 453        67 619       73 741
        Power purchased and interchanged:
          Affiliates                                8 930        6 959        22 830       14 860
          Others                                   43 732       37 656       125 209      121 811
        Deferral of energy costs, net               8 102         (866)        9 834      (12 304)
        Other operation and maintenance            63 313       55 486       171 154      202 240
        Depreciation and amortization              30 536       21 003        74 967       64 566
        Taxes, other than income taxes             14 352       12 918        41 082       40 907
            Total operating expenses              193 791      156 609       512 695      505 821

      Operating Income Before Income Taxes         47 873       48 294       125 060      108 915
        Income taxes                               12 752       16 036        30 449       27 935
      Operating Income                             35 121       32 258        94 611       80 980

      Other Income and Deductions:
        Allowance for other funds used during
          construction                                297          214         1 156          580
        Other income/(expense), net               134 038          656       129 926      (98 219)
        Income taxes                              (56 950)        (191)      (55 321)      42 607
        Total other income and deductions          77 385          679        75 761      (55 032)

      Income Before Interest Charges and
        Dividends on Preferred Securities         112 506       32 937       170 372       25 948

      Interest Charges and Dividends on
       Preferred Securities:
        Interest on long-term debt                 11 841       11 048        34 375       32 459
        Other interest                              1 291          983         3 864       10 756
        Allowance for borrowed funds used during
          construction                               (267)        (497)       (1 009)      (1 363)
        Dividends on company-obligated mandatorily
          redeemable preferred securities           2 250          950         6 750          950
            Total interest charges and dividends
              on preferred securities              15 115       12 484        43 980       42 802

      Net Income/(Loss)                            97 391       20 453       126 392      (16 854)
        Preferred stock dividends                     236          908           708        2 724
      Earnings/(Loss) Available for Common Stock $ 97 155     $ 19 545      $125 684     $(19 578)




      The accompanying notes are an integral part of the consolidated financial statements.





                            METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                                         In Thousands
                                                                         Nine Months
                                                                     Ended September 30,
                                                                      1995          1994
         Operating Activities:
           Net income/(loss)                                       $126 392      $(16 854)
           Adjustments to reconcile income/(loss) to cash provided:
             Depreciation and amortization                           64 014        60 899
             Amortization of property under capital leases            9 950        10 900
             Three Mile Island Unit 2 costs                        (118 209)      127 640
             Voluntary enhanced retirement programs                     -          35 246
             Nuclear outage maintenance costs, net                   (3 003)        4 648
             Deferred income taxes and investment
               tax credits, net                                      58 774       (54 699)
             Deferred energy costs, net                               9 834       (12 304)
             Accretion income                                           -          (1 003)
             Allowance for other funds used
               during construction                                   (1 156)         (580)
           Changes in working capital:
             Receivables                                            (14 030)       15 166
             Materials and supplies                                   8 034         3 445
             Special deposits and prepayments                        (2 654)       (5 907)
             Payables and accrued liabilities                       (15 682)      (11 491)
           Other, net                                               (20 451)       (5 863)
               Net cash provided by operating activities            101 813       149 243

         Investing Activities:
           Cash construction expenditures                           (85 958)      (92 159)
           Contributions to decommissioning trusts                   (7 504)       (8 038)
           Other, net                                                    12            75
               Net cash used for investing activities               (93 450)     (100 122)

         Financing Activities:
           Issuance of long-term debt                                87 911        49 687
           Increase/(Decrease) in notes payable, net                  1 100       (81 600)
           Retirement of long-term debt                             (40 519)      (26 016)
           Capital lease principal payments                         (11 262)      (11 296)
           Issuance of company-obligated mandatorily
             redeemable preferred securities                            -          96 732
           Contributions from parent corporation                     10 000           -
           Dividends paid on common stock                           (60 000)      (15 000)
           Dividends paid on preferred stock                           (708)       (2 724)
               Net cash provided/(required) by financing
                activities                                          (13 478)        9 783

         Net increase/(decrease) in cash and temporary cash
           investments from above activities                         (5 115)       58 904
         Cash and temporary cash investments, beginning of year       9 246           938
         Cash and temporary cash investments, end of period        $  4 131      $ 59 842

         Supplemental Disclosure:
           Interest paid                                           $ 50 393      $ 51 095
           Income taxes paid                                       $ 52 353      $ 14 905
           New capital lease obligations incurred                  $ 20 903      $  2 930

         The accompanying notes are an integral part of the consolidated financial statements.



                                                    -6-

 METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Metropolitan Edison Company (the Company), a Pennsylvania corporation incorporated in 1922, is a wholly-owned subsidiary of General Public Utilities Corporation (GPU), a holding company registered under the Public Utility Holding Company Act of 1935. The Company owns all of the common stock of York Haven Power Company, the owner of a small hydroelectric generating station, and Met-Ed Preferred Capital, Inc., which is the general partner of Met-Ed Capital L.P., a special purpose finance subsidiary. The Company's business is the generation, transmission, distribution and sale of electricity. The Company is affiliated with Jersey Central Power & Light Company (JCP&L) and Pennsylvania Electric Company (Penelec). The Company, JCP&L and Penelec are referred to herein as "the Company and its affiliates". The Company is also affiliated with GPU Service Corporation (GPUSC), a service company; GPU Nuclear Corporation (GPUN), which operates and maintains the nuclear units of the Company and its affiliates; and Energy Initiatives, Inc., EI Power, Inc. and EI Energy, Inc. (collectively, EI), which develop, own and operate generation, transmission and distribution facilities in the United States and in foreign countries. All of the Company's affiliates are wholly owned subsidiaries of GPU. The Company and its affiliates, GPUSC, GPUN, and EI are referred to as the "GPU System".

      These notes should be read in conjunction with the notes to consolidated financial statements included in the 1994 Annual Report on Form 10-K. The year-end condensed balance sheet data contained in the attached financial statements was derived from audited financial statements. For disclosures required by generally accepted accounting principles, see the 1994 Annual Report on Form 10-K.


 1.   COMMITMENTS AND CONTINGENCIES

                               NUCLEAR FACILITIES

      The Company has made investments in two major nuclear projects--Three Mile Island Unit 1 (TMI-1), which is an operational generating facility, and Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident. TMI-1 and TMI-2 are jointly owned by the Company, JCP&L, and Penelec in the percentages of 50%, 25% and 25%, respectively. At September 30, 1995 and December 31, 1994, the Company's net investment in TMI-1 and TMI-2, including nuclear fuel, was as follows:

                                Net Investment (Millions)
                                    TMI-1         TMI-2
           September 30, 1995       $322          $2*
           December 31, 1994        $311          $6*

      * The Company has recovered substantially all of its investment in TMI-2.

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

 TMI-2:

      The 1979 TMI-2 accident resulted in significant damage to, and contamination of, the plant and a release of radioactivity to the environment. The cleanup program was completed in 1990, and after receiving Nuclear Regulatory Commission (NRC) approval, TMI-2 entered into long-term monitored storage in December 1993.

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

      At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, the Company and its affiliates had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan, and (c) an indemnity agreement with the NRC for up to $85 million, bringing their total primary, secondary and tertiary financial protection up to an aggregate of $560 million. Under the secondary level, the Company and its affiliates are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million, of which the Company's share is $5 million.

      The insurers of TMI-2 had been providing a defense against all TMI-2 accident-related claims against GPU and the Company and its affiliates and their suppliers (the defendants) under a reservation of rights with respect to any award of punitive damages. However, in March 1994, the defendants in the TMI-2 litigation and the insurers agreed that the insurers would withdraw their reservation of rights with respect to any award of punitive damages.

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

      In October 1995, the U.S. Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price-Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

      The Court of Appeals also found that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as GPU and the Company and its affiliates proposed). The Court of Appeals also held, however, that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries.

      GPU and Company and its affiliates believe that any liability to which they might be subject by reason of the TMI-2 accident and these Court of Appeals decisions will not exceed the financial protection under the Price-Anderson Act. GPU and the Company and its affiliates have filed a petition with the Third Circuit Court seeking a rehearing and en banc reconsideration of its decision that punitive damages are recoverable under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS

      Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the U.S. Department of Energy (DOE).

      In 1990, the Company and its affiliates submitted a report, in compliance with NRC regulations, setting forth a funding plan (employing the external sinking fund method) for the decommissioning of their nuclear reactors. Under this plan, the Company and its affiliates intend to complete the funding for TMI-1 by 2014, the end of the plant's license term. The TMI-2 funding completion date is 2014, consistent with TMI-2's remaining in long-term storage and being decommissioned at the same time as TMI-1. Under the NRC regulations, the funding target (in 1995 dollars) for TMI-1 is $157 million, of which the Company's share is $79 million. Based on NRC studies, a comparable funding target for TMI-2 has been developed which takes the accident into account (see TMI-2 Future Costs). The NRC continues to study the levels of these funding targets. Management cannot predict the effect that the results of this review will have on the funding targets. NRC regulations and a regulatory guide provide mechanisms, including exemptions, to adjust the funding targets over their collection periods to reflect increases or decreases due to inflation and changes in technology and regulatory requirements. The funding targets, while not considered cost estimates, are reference levels designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. While the regulations address activities related to the removal of the radiological portions of the plants, they do not establish residual radioactivity limits nor do they address costs related to the removal of nonradiological structures and materials.

      In 1988, a consultant to GPUN performed a site-specific study of TMI-1 that considered various decommissioning plans and estimated the cost of decommissioning the radiological portions of the plant to range from approximately $225 million to $309 million, of which the Company's share would range from $113 million to $155 million (in 1995 dollars). In addition, the study estimated the cost of removal of nonradiological structures and materials for TMI-1 at $74 million, of which the Company's share is $37 million (in 1995 dollars).

      The ultimate cost of retiring the Company's and its affiliates' nuclear facilities may be materially different from the funding targets and the cost estimates contained in the site-specific studies. Such costs are subject to
 (a) the type of decommissioning plan selected, (b) the escalation of various cost elements (including, but not limited to, general inflation), (c) the further development of regulatory requirements governing decommissioning,
 (d) the absence to date of significant experience in decommissioning such facilities and (e) the technology available at the time of decommissioning. The Company and its affiliates charge to expense and contribute to external trusts amounts collected from customers for nuclear plant decommissioning and nonradiological costs. In addition, the Company has contributed amounts written off for TMI-2 nuclear plant decommissioning in 1991 to TMI-2's external trust (see TMI-2 Future Costs). Amounts deposited in external trusts, including the interest earned on these funds, are classified as Nuclear Decommissioning Trusts on the Balance Sheet.

      In August 1995, a consultant to GPUN commenced site specific studies of the TMI site, including both Units 1 and 2. GPUN expects these studies to be completed in the fourth quarter of 1995.

      The Financial Accounting Standards Board (FASB) is reviewing the utility industry's accounting practices for nuclear plant retirement costs. If the FASB's tentative conclusions are adopted, TMI-1 future retirement costs will have to be recognized as a liability currently, rather than recorded over the life of the plant (as is currently the practice), with an offsetting asset recorded for amounts collectible through rates. Any amounts not collectible through rates will have to be charged to expense. The FASB is expected to release an Exposure Draft on decommissioning accounting practices in the fourth quarter of 1995.

 TMI-1:

      The Pennsylvania Public Utility Commission (PaPUC) previously granted the Company revenues for decommissioning costs of TMI-1 based on its share of the NRC funding target and nonradiological cost of removal as estimated in the site-specific study. Collections from customers for retirement expenditures are deposited in external trusts. Provision for the future expenditure of these funds has been made in accumulated depreciation, amounting to $28 million at September 30, 1995. TMI-1 retirement costs are charged to depreciation expense over its expected service life.

      Management believes that any TMI-1 retirement costs, in excess of those currently recognized for ratemaking purposes, should be recoverable under the current ratemaking process.

 TMI-2 Future Costs:

      The Company and its affiliates have recorded a liability for the radiological decommissioning of TMI-2, reflecting the NRC funding target (in 1995 dollars). The Company and its affiliates record escalations, when applicable, in the liability based upon changes in the NRC funding target.
 The Company and its affiliates have also recorded a liability for incremental costs specifically attributable to monitored storage. In addition, the Company and its affiliates have recorded a liability for the nonradiological cost of removal consistent with the TMI-1 site-specific study and have spent $3 million as of September 30, 1995, of which the Company's share is $1.5 million. Estimated TMI-2 Future Costs as of September 30, 1995 and December 31, 1994 are as follows:

                                   September 30, 1995   December 31, 1994
                                       (Millions)           (Millions)
 Radiological Decommissioning              $128                $125
 Nonradiological Cost of Removal             36                  36
 Incremental Monitored Storage                9                   9
      Total                                $173                $170

      The above amounts are reflected as Three Mile Island Unit 2 Future Costs on the Balance Sheet. At September 30, 1995, $45 million was in trust funds for TMI-2 and included in Nuclear Decommissioning Trusts on the Balance Sheet, and $116 million was recoverable from customers and included in Three Mile Island Unit 2 Deferred Costs on the Balance Sheet. Earnings on trust fund deposits collected from customers are included in amounts shown on the Balance Sheet under Three Mile Island Unit 2 Deferred Costs.

      In 1993, a PaPUC rate order permitted the Company future recovery of certain TMI-2 retirement costs. The Pennsylvania Office of Consumer Advocate appealed that order to the Commonwealth Court, which reversed the PaPUC order in 1994. Consequently, the Company recorded pre-tax charges totaling $127.6 million during 1994. These charges appear in the Other Income and Deductions section of the 1994 Consolidated Statement of Income and are composed of $82.6 million for radiological decommissioning costs, $35 million for the nonradiological cost of removal and $10 million for incremental monitored storage costs. In September 1995, the Pennsylvania Supreme Court reversed the Commonwealth Court decision. The Company has therefore reversed the previous write-off, resulting in pre-tax income of $127.6 million being credited to the Other Income and Deductions section of the 1995 Consolidated Statement of Income. However, notwithstanding the Supreme Court's decision, the Company has determined that the recovery of the incremental monitored storage costs is no longer probable, and has recorded a pre-tax charge to operating income of $10 million in the third quarter of 1995.

      In 1991, the Company contributed $40 million to an external trust relating to its share of the accident-related portion of the decommissioning liability. This contribution was not recovered from customers and has been expensed.

      The Company intends to seek recovery for any increases in the non-accident related portion of TMI-2 retirement costs, but recognizes that recovery cannot be assured.

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

      The Price-Anderson Act limits the GPU System's liability to third parties for a nuclear incident at one of its sites to approximately
 $8.9 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Under secondary financial protection, a nuclear incident at any licensed nuclear power reactor in the country, including those owned by the GPU System, could result in assessments of up to $79 million per incident for each of the GPU System's two operating reactors, subject to an annual maximum payment of $10 million per incident per reactor. In addition to the retrospective premiums payable under Price-Anderson, the GPU System is also subject to retrospective premium assessments of up to $69 million, of which the Company's share is $19 million, in any one year under insurance policies applicable to nuclear operations and facilities.

      The Company and its affiliates have insurance coverage for incremental replacement power costs resulting from an accident-related outage at their nuclear plants. Coverage commences after the first 21 weeks of the outage and continues for three years beginning at $2.6 million per week for TMI-1 for the first year, and decreasing to 80 percent of such amounts for years two and three.


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT

 Nonutility Generation Agreements:

      Pursuant to the requirements of the federal Public Utility Regulatory Policies Act (PURPA) and state regulatory directives, the Company has entered into power purchase agreements with nonutility generators for the purchase of energy and capacity for periods up to 26 years. The majority of these agreements contain certain contract limitations and subject the nonutility generators to penalties for nonperformance. While some of these facilities are dispatchable, most are must-run and generally obligate the Company to purchase, at the contract price, the net output up to the contract limits. As of September 30, 1995, facilities covered by these agreements having 335 MW of capacity were in service. Estimated payments to nonutility generators from 1995 through 1999, assuming that all facilities which have existing agreements, or which have obtained orders granting them agreements, enter service, are $118 million, $151 million, $155 million, $243 million, and $311 million, respectively. These agreements, in the aggregate, will provide approximately 485 MW of capacity and energy to the Company, at varying prices.

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

       The Company and its affiliates are seeking to reduce the above market costs of these nonutility generation agreements by (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses (see Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations) and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing and are supporting legislative efforts to repeal PURPA. These efforts may result in claims against the GPU System for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part.

       While the Company and its affiliates thus far have been granted recovery of their nonutility generation costs from customers by the PaPUC and New Jersey Board of Public Utilities (NJBPU), there can be no assurance that the Company and its affiliates will continue to be able to recover these costs throughout the term of the related agreements. The GPU System currently estimates that in 1998, when substantially all of these nonutility generation projects are scheduled to be in service, above market payments (benchmarked against the expected cost of electricity produced by a new gas-fired combined cycle facility) will range from $240 million to $350 million annually, of which the Company's share will range from $50 million to $80 million annually.

 Regulatory Assets and Liabilities:

       As a result of the Energy Policy Act of 1992 (Energy Act) and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. In accordance with Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation", the Company's financial statements reflect assets and costs based on current cost-based ratemaking regulations. Continued accounting under FAS 71 requires that the following criteria be met:

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

       In accordance with the provisions of FAS 71, the Company has deferred certain costs pursuant to actions of the PaPUC and Federal Energy Regulatory Commission (FERC) and is recovering or expects to recover such costs in electric rates charged to customers. Regulatory assets are reflected in the Deferred Debits and Other Assets section of the Consolidated Balance Sheet, and regulatory liabilities are reflected in the Deferred Credits and Other Liabilities section of the Consolidated Balance Sheet. Regulatory assets and liabilities, as reflected in the September 30, 1995 Consolidated Balance Sheet, were as follows:

                                                        (In thousands)
                                                     Assets   Liabilities
 Income taxes recoverable/refundable
   through future rates                            $ 217,135    $ 25,872
 TMI-2 deferred costs                                117,974        -
 Unamortized property losses                           2,622        -
 NUG contract termination costs                       51,499        -
 Other postretirement benefits                        24,595        -
 Unamortized loss on reacquired debt                   7,125        -
 DOE enrichment facility decommissioning              10,066        -
 Nuclear fuel disposal fee                            (1,006)       -
 Other                                                 1,202       1,987
      Total                                        $ 431,212    $ 27,859


 Income taxes recoverable/refundable through future rates: Represents amounts deferred due to the implementation of FAS 109, "Accounting for Income Taxes", in 1993.

 TMI-2 deferred costs: Represents costs that are recoverable through rates for the Company's remaining investment in the plant and fuel core, radiological decommissioning in accordance with the NRC's funding target and allowances for the cost of removal of nonradiological structures and materials. For additional information, see TMI-2 Future Costs.

 Unamortized property losses: The NRC has mandated that the design of nuclear reactors be documented. As a result, the Company's share of the costs incurred in documenting TMI-1 plant design, in addition to costs incurred in a study used to assess the vulnerability of nuclear reactors to severe accidents, are recorded in this account. The study costs are amortized over the life of the plant.

 NUG contract termination costs: Represents one-time costs incurred for terminating power purchase contracts with nonutility generators (NUGs), for which rate recovery is probable (See Managing Nonutility Generation, in Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Other postretirement benefits: Includes costs associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which are deferred in accordance with Emerging Issues Task Force Issue 92-12, "Accounting for OPEB Costs by Rate-Regulated Enterprises".

 Unamortized loss on reacquired debt: Represents premiums and expenses incurred in the early redemption of long-term debt. In accordance with FERC regulations, reacquired debt costs are amortized over the remaining original life of the retired debt.

 DOE enrichment facility decommissioning: These costs, representing payments to the DOE over a 15-year period beginning in 1994, are currently being collected through the Company's energy adjustment clause.

 Nuclear fuel disposal fee: Represents amounts recoverable through rates for estimated future disposal costs for spent nuclear fuel at TMI-1 in accordance with the Nuclear Waste Policy Act of 1982.

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

       To comply with the federal Clean Air Act Amendments (Clean Air Act) of 1990, the Company expects to spend up to $145 million for air pollution control equipment by the year 2000. In developing its least-cost plan to comply with the Clean Air Act, the Company will continue to evaluate major capital investments compared to participation in the emission allowance market and the use of low-sulfur fuel or retirement of facilities. In 1994, the Ozone Transport Commission (OTC), consisting of representatives of 12 northeast states (including Pennsylvania and New Jersey) and the District of Columbia, proposed reductions in nitrogen oxide (NOx) emissions it believes necessary to meet ambient air quality standards for ozone and the statutory deadlines set by the Clean Air Act. The Company expects that the U.S. Environmental Protection Agency (EPA) will approve state implementation plans consistent with the proposal, and that as a result, the Company will spend an estimated $10 million, beginning in 1997, to meet the reductions set by the OTC. The OTC has stated that it anticipates that additional NOx reductions will be necessary to meet the Clean Air Act's 2005 National Ambient Air Quality Standards for ozone. However, the specific requirements that will have to be met at that time have not been finalized. The Company and its affiliates are unable to determine what additional costs, if any, will be incurred.

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


                       OTHER COMMITMENTS AND CONTINGENCIES

       The Company's construction programs, for which substantial commitments have been incurred and which extend over several years, contemplate expenditures of $113 million during 1995. As a consequence of reliability, licensing, environmental and other requirements, additions to utility plant may be required relatively late in their expected service lives. If such additions are made, current depreciation allowance methodology may not make adequate provision for the recovery of such investments during their remaining lives. Management intends to seek recovery of such costs through the ratemaking process, but recognizes that recovery is not assured.

       The Company has entered into long-term contracts with nonaffiliated mining companies for the purchase of coal for certain generating stations in which it has ownership interests. The contracts, which expire between 1995 and the end of the expected service lives of the generating stations, require the purchase of either fixed or minimum amounts of the stations' coal requirements. The price of the coal under the contracts is based on adjustments of indexed cost components. The Company's share of the cost of coal purchased under these agreements is expected to aggregate $23 million for 1995.

       During the normal course of the operation of its business, in addition to the matters described above, the Company is from time to time involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on the Company's financial position or results of operations, there can be no assurance that this will continue to be the case.

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

 RESULTS OF OPERATIONS

     Earnings for the third quarter of 1995 were $97.2 million, compared to $19.5 million for the same period ended 1994. The increase in third quarter earnings was primarily due to the reversal of $72.8 million (after-tax) of certain future Three Mile Island Unit 2 (TMI-2) retirement costs written-off by the Company in the second quarter of 1994. The reversal of the TMI-2 write-off resulted from a Pennsylvania Supreme Court decision that overturned a 1994 Pennsylvania Commonwealth Court order, and restored a March 1993 Pennsylvania Public Utility Commission (PaPUC) order that allowed the Company to recover certain future TMI-2 retirement costs from customers. In addition, there was a charge to income of $5.7 million (after-tax) for TMI-2 monitored storage costs which the Company believed would not be recoverable through ratemaking. Also contributing to the third quarter earnings increase were higher sales resulting from hotter summer temperatures compared to last year.

     For the nine months ended September 30, 1995, earnings were $125.7 million, compared to a net loss of $19.6 million for the same period last year. The same factors affecting the quarterly results also affected the results for the nine month period. In addition, earnings for the nine months ended last year included several one-time items that resulted in a net earnings reduction of $79.9 million (after-tax).

     The 1994 one-time items included a write-off of $72.8 million of certain future TMI-2 retirement costs, $20.1 million for early retirement program costs; and net interest income of $13.0 million resulting from refunds of previously paid federal income taxes related to the tax retirement of TMI-2. Lower operation and maintenance (O&M) expense, which included payroll and benefit savings from the early retirement programs in 1994, as well as higher sales resulting from new customer growth, also contributed to the 1995 increase. This increase was partially offset by lower sales in 1995 from warmer winter and cooler spring weather compared to last year.

 OPERATING REVENUES:

     Total revenues for the third quarter of 1995 increased 17.9% to $241.7 million, as compared to the third quarter of 1994. For the nine months ended September 30, 1995, revenues increased 3.7% to $637.8 million, as compared to the same period last year. The components of the changes are as follows:

                                                 (In Millions)
                                       Three Months          Nine Months
                                          Ended                Ended
                                    September 30, 1995   September 30, 1995
    Kilowatt-hour (KWH) revenues
      (excluding energy portion)         $10.4                $(5.7)
    Energy revenues                       21.2                 29.5
    Other revenues                         5.2                 (0.8)
         Increase in revenues            $36.8                $23.0


 Kilowatt-hour revenues

     The increase in KWH revenues for the three month period was due primarily to higher sales from hotter summer temperatures in 1995. The decrease in KWH revenues for the nine month period was due to lower residential sales from milder winter and cooler spring weather in 1995.

 Energy revenues

     Changes in energy revenues do not affect earnings as they reflect corresponding changes in the energy cost rates billed to customers and expensed. Energy revenues increased in both the three and nine month periods primarily from higher energy cost rates and increased sales to other utilities.

 Other revenues

     Generally, changes in other revenues do not affect earnings as they are offset by corresponding changes in expense, such as taxes other than income taxes.

 OPERATING EXPENSES:

 Power purchased and interchanged

     Generally, changes in the energy component of power purchased and interchanged expense do not significantly affect earnings since these cost increases are substantially recovered through the Company's energy clause. However, lower reserve capacity expense for both the three and nine month periods contributed to earnings.

 Fuel and Deferral of energy costs, net

     Generally, changes in fuel expense and deferral of energy costs do not affect earnings as they are offset by corresponding changes in energy revenues.

 Other operation and maintenance

     The increase in other O&M for the three month period was due primarily to a one-time $10.0 million (pre-tax) charge by the Company in 1995 for TMI-2 monitored storage costs deemed not recoverable through ratemaking. The decrease in other O&M expense for the nine month period was primarily attributable to a one-time $35.2 million (pre-tax) charge in 1994 related to early retirement programs. Also contributing to the nine month O&M reduction were payroll and benefits savings from the early retirement programs.

 Depreciation and amortization

     The increase in depreciation and amortization expense for the three and nine month periods were due primarily to additions to plant in service, and adjustments for TMI-2 decommissioning.

 Taxes, other than income taxes

     Generally, changes in taxes other than income taxes do not significantly affect earnings as they are substantially recovered in revenues.

 OTHER INCOME AND DEDUCTIONS:

 Other income/(expense), net

     The increase in other income/(expense) for the three month period was attributable to the reversal of $127.6 million (pre-tax) of expense resulting from a Pennsylvania Supreme Court decision. The Pennsylvania Supreme Court decision overturned a 1994 Pennsylvania Commonwealth Court order, and restored a March 1993 PaPUC order that allowed the Company to recover certain future TMI-2 retirement costs from customers. In addition, $5.6 million (pre-tax) of expense was reversed for escalations recorded since June 1994 for radiological decommissioning, and nonradiological cost of removal.

     The same factors affecting the three month period also affected the nine month period. In addition, the nine month period increase included write-offs in 1994 of $127.6 million (pre-tax) for certain future TMI-2 retirement costs resulting from a Pennsylvania Commonwealth Court order. This increase was partially offset by lower interest income of $29.8 million (pre-tax) resulting from 1994 refunds of previously paid federal income taxes related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a refund for tax years after TMI-2 was retired.

 INTEREST CHARGES AND DIVIDENDS ON PREFERRED SECURITIES:

 Other interest

     Other interest expense for the nine month period decreased primarily from the recognition in the first quarter of 1994 of interest expense related to the tax retirement of TMI-2. The tax retirement of TMI-2 resulted in a $7.0 million (pre-tax) charge to interest expense on additional amounts owed for tax years in which depreciation deductions with respect to TMI-2 had been taken.

 Dividends on company-obligated mandatorily redeemable preferred securities

     In the third quarter of 1994, the Company issued $100 million of monthly income preferred securities through a special-purpose finance subsidiary. Dividends on these securities are payable monthly.

 LIQUIDITY AND CAPITAL RESOURCES

 CAPITAL NEEDS:

     The Company's capital needs for the nine months ended September 30, 1995 consisted of cash construction expenditures of $86 million. Construction expenditures for the year are forecasted to be $113 million. Expenditures for securities maturing in 1995 will total $41 million. Management estimates that approximately one-half of the capital needs in 1995 will be satisfied through internally generated funds.

 FINANCING:

     GPU has regulatory authority to issue up to four million shares of additional common stock through 1996. GPU expects to use the proceeds from any sale of additional common stock to reduce GPU short-term debt and make capital contributions to the Company and its affiliates, and EI.

     The Company has regulatory authority to issue and sell first mortgage bonds (FMBs), which may be issued as secured medium-term notes, and preferred stock through December 1997. Under existing authorizations, the Company may issue such senior securities in the amount of $190 million, of which $100 million may consist of preferred stock. The Company, through its special-purpose finance subsidiary, has remaining regulatory authority to issue an additional $25 million of monthly income preferred securities through June 1996. The Company also has regulatory authority to incur short-term debt, a portion of which may be through the issuance of commercial paper.

     In the third quarter of 1995, the Company redeemed, at maturity, $12 million principal amount of FMBs. The Company also issued $28.5 million principal amount of FMBs as collateral for a like amount of pollution control revenue refunding bonds issued by the Northampton County Industrial Development Authority. The proceeds from the sale of the Authority bonds were used to redeem at maturity a like amount of the Authority's pollution control bonds issued in 1985.

     The Company's bond indenture and articles of incorporation include provisions that limit the amount of long-term debt, preferred stock and short-term debt the Company may issue. The Company's interest and preferred dividend coverage ratios are currently in excess of indenture and charter restrictions.


 COMPETITIVE ENVIRONMENT:

     In September 1995, the Federal Energy Regulatory Commission (FERC) accepted for filing, subject to possible refund, the Company's proposed open access transmission tariffs. The tariffs were submitted to the FERC in March 1995, prior to the FERC's issuance of the Notice of Proposed Rulemaking on open access non-discriminatory transmission services. The FERC has ordered that hearings be held on a number of aspects of these tariffs, including whether they are consistent in certain respects with FERC policy on open access and comparability of service. The tariffs provide for both firm and interruptible service on a point-to-point basis. Network service, where requested, will be negotiated on a case by case basis.

     In April 1994, the PaPUC initiated an investigation into the role of competition in Pennsylvania's electric utility industry and solicited comments on various issues. The Company and its affiliate Pennsylvania Electric Company (Penelec) jointly filed responses in November 1994 suggesting, among other things, that the PaPUC provide for the equitable recovery of stranded investments, enable utilities to offer flexible pricing to customers with competitive alternatives, and address regulatory requirements that impose costs unequally on Pennsylvania utilities as compared with unregulated or out-of-state suppliers. In August 1995, the PaPUC released a Staff report in which the Staff decided not to recommend retail wheeling at this time. Evidentiary hearings on this matter are scheduled to begin in December 1995.


 THE SUPPLY PLAN:

 Managing Nonutility Generation

     The Company and its affiliates are seeking to reduce the above market costs of nonutility generation agreements, including (1) attempting to convert must-run agreements to dispatchable agreements; (2) attempting to renegotiate prices of the agreements; (3) offering contract buy-outs while seeking to recover the costs through their energy clauses and (4) initiating proceedings before federal and state administrative agencies, and in the courts, where appropriate. In addition, the Company and its affiliates intend to avoid, to the maximum extent practicable, entering into any new nonutility generation agreements that are not needed or not consistent with current market pricing, and are supporting legislative efforts to repeal the Public Utility Regulatory Policies Act of 1978 (PURPA). These efforts may result in claims against the Company and its affiliates for substantial damages. There can, however, be no assurance as to what extent the Company's and its affiliates' efforts will be successful in whole or in part. The following is a discussion of some major nonutility generation activities involving the Company.

     In May 1995, the Company filed a petition for enforcement and declaratory order with the FERC requesting that the FERC effectively invalidate two contracts with nonutility generators, aggregating 327 MW of capacity, on the grounds that the PaPUC's implementation of PURPA directing the Company to enter into these agreements was unlawful. Specifically, the Company contended that the PaPUC's procedures imposing contract prices based on the costs of a "coal proxy" plant violated PURPA and the FERC's implementing regulations. In June 1995, the FERC denied the petition, and in September 1995, the FERC denied the Company's petition for rehearing. The Company has not determined whether it will seek judicial review of the FERC's order. Subsequent to the FERC's decision, the Company entered into cancellation agreements, as described below, with the developers of these two projects.

     In April 1995, the Company filed a petition with the PaPUC requesting that the PaPUC rescind its 1992 order directing the Company to enter into a long-term power purchase agreement with the developers of the proposed 100 MW Scranton facility. In August 1995, the developers agreed to cancel the project and terminate the power purchase agreement for up to a $30 million payment from the Company (but not less than $20 million). In September 1995, the Company filed with the PaPUC for recovery of the costs through energy cost rates (ECR).

     In 1992, the Company, as required by a PaPUC order, entered into a long-term power-purchase agreement with the developers of a proposed 227 MW York County coal-fired cogeneration plant. In September 1995, the Company and the developer agreed to cancel the proposed project and attempt to restructure the power-purchase agreement to allow for the development of a natural gas-fired facility. Under the agreement, the Company will pay the developer up to $30 million to terminate the coal-fired facility, and an additional $5 million if the agreement cannot be restructured. When the amount to be paid is finalized, the Company will file a petition with the PaPUC for ECR recovery.

     In August 1995, the Company and its affiliates entered into a three-year fuel management agreement with New Jersey Natural Energy Corporation, an affiliate of New Jersey Natural Gas Company, to manage the Company's and its affiliates' natural gas purchases and interstate pipeline capacity. It is intended that the Company's and its affiliates' gas-fired facilities, as well as up to approximately 1,100 MW of nonutility generation capacity, will be pooled and managed under this agreement, allowing the Company and its affiliates to reduce power purchase expenses.

     The Company has contracts and anticipated commitments with nonutility generation suppliers under which a total of 335 MW of capacity are currently in service and an additional 150 MW are currently scheduled or anticipated to be in service by 1999.

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

 ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits
                 (27)  Financial Data Schedule

             (b) Reports on Form 8-K:
                 For the month of October 1995, dated October 4, 1995, under
                 Item 5 (Other Events)

                 For the month of October 1995, dated October 20, 1995, under
                 Item 5 (Other Events), as amended by Form 8-K/A No. 1, dated October 27, 1995

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 METROPOLITAN EDISON COMPANY



  November 8, 1995               By:  /s/ F. D. Hafer
                                     F. D. Hafer, President





 November 8, 1995                By:  /s/ D. L. O'Brien
                                     D. L. O'Brien, Comptroller
                                     (Principal Accounting Officer)