Form 10-Q
period 2001-09-30
METROPOLITAN EDISON CO
filed 2001-11-14
CIK 65350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    --------------





Commission        Registrant, State of Incorporation,     I.R.S. Employer
File Number       Address and Telephone Number            Identification No.
-----------       -----------------------------------     ------------------

1-446             Metropolitan Edison Company               23-0870160
                  (a Pennsylvania corporation)
                  2800 Pottsville Pike
                  Reading, Pennsylvania 19640-0001
                  Telephone (610) 929-3601





      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---


      The number of shares outstanding of each of the registrant's classes of voting stock, as of November 13, 2001, was as follows:

                                                                     Shares
Registrant                             Title                         Outstanding
-------------------------------------  ----------------------------  -----------
Metropolitan Edison Company            Common Stock, no par value     859,500

                           Metropolitan Edison Company
                          Quarterly Report on Form 10-Q
                               September 30, 2001



                                Table of Contents
                                -----------------

                                                                         Page
                                                                         ----
PART I - Financial Information

      Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                         1

      Consolidated Financial Statements:

            Balance Sheets                                                10
            Statements of Income                                          12
            Statements of Cash Flows                                      13

      Notes to Consolidated Financial Statements                          14

PART II - Other Information                                               25

Signature                                                                 26



      The financial statements (not examined by independent accountants) reflect all adjustments (which consist of only normal recurring accruals), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

      This Quarterly Report on Form 10-Q is filed by Metropolitan Edison Company. This Form 10-Q supplements and updates the 2000 Annual Report on Form 10-K, filed by the registrant with the Securities and Exchange Commission, and should be read in conjunction therewith.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


      We caution you that this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. They are statements about future performance or results (such as statements including, but not limited to, the terms "potential," "estimate," "believe," "expect" and "anticipate" and similar words) when we discuss our financial condition, results of operations and business. Forward-looking statements involve certain risks, assumptions and uncertainties. They are not guarantees of future performance. Factors may cause actual results to differ materially from those expressed in these forward-looking statements. These factors include:

      -     changes in national and regional economic  conditions;

      -     changes in markets for energy services;

      -     changing  commodity  market prices;

      -     the availability and cost of capital;

      - inability to accomplish or realize anticipated benefits of strategic goals;

      - legislative and regulatory changes (including revised environmental requirements);

      -     economic or weather conditions affecting future sales and margins;

      - the speed and nature of increased competition and deregulation in the electric utility industry; and

      -     outcomes of legal proceedings.

      We believe that the expectations reflected in our forward-looking statements are reasonable. However, we cannot assure you that these expectations will prove to be correct. You should consider the factors we have noted above as you read the forward-looking statements in this Form 10-Q. We undertake no obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Metropolitan Edison Company (Met-Ed) is a wholly-owned electric utility subsidiary of FirstEnergy Corp. (FirstEnergy), an Ohio corporation headquartered in Akron, Ohio. Met-Ed conducts business under the name GPU Energy along with its affiliates Pennsylvania Electric Company (Penelec) and Jersey Central Power & Light Company (JCP&L), which are also electric utility subsidiaries of FirstEnergy.

      In August 2000, FirstEnergy entered into an agreement to merge with GPU, Inc., under which FirstEnergy would acquire all of the outstanding shares of GPU, Inc.'s common stock for approximately $4.5 billion in cash and FirstEnergy common stock. The merger became effective on November 7, 2001 and is being accounted for by the purchase method. Prior to that time, Met-Ed was a wholly-owned subsidiary of GPU, Inc.



                              RESULTS OF OPERATIONS
                              ---------------------


      Met-Ed's earnings for the third quarter 2001 were $24.5 million, compared to a loss for the third quarter 2000 of $3.8 million. The increase in earnings was primarily due to the Pennsylvania Public Utility Commission's (PaPUC) June 2001 order that allows Met-Ed to defer, for future rate recovery from customers, energy costs in excess of its fixed generation tariff rates, starting June 1, 2001, in connection with its provider of last resort (PLR) obligation. For additional information on the PaPUC's order, see the Provider of Last Resort section of the Supply Plan. As a result, in the third quarter 2001, Met-Ed was able to defer approximately $86 million pre-tax of energy costs that it otherwise would have had to expense.

      For the nine months ended September 30, 2001, Met-Ed's earnings were $56.4 million, compared to $31.4 million for the same period in 2000. Excluding a non-recurring charge of $5.4 million after-tax for costs related to Voluntary Enhanced Retirement Programs (VERP) offered to certain bargaining unit employees, earnings for the nine months ended September 30, 2001 would have been $61.8 million. The same factors affecting the comparable quarterly results also affected the year to date comparison on this basis. Also, there was a negative impact on year to date 2001 earnings prior to June 1, 2001, when Met-Ed did not defer its excess energy costs incurred in connection with its PLR obligation.

OPERATING REVENUES:
-------------------

      Operating revenues for the third quarter 2001 increased $56.1 million to $283.5 million, as compared to the third quarter 2000. For the nine months ended September 30, 2001, operating revenues increased $98.8 million to $727.1 million, compared to the same period last year. The components of the changes are as follows:

                                            2001 vs. 2000 (in millions)
                                     ----------------------------------------
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
KWH revenues                                $57.5                $104.6
CTC revenues                                  1.4                   2.2
Other revenues                               (2.8)                 (8.0)
                                             ----                 -----
     Increase in revenues                   $56.1                $ 98.8
                                             ====                 =====

KWH revenues
------------

      The increase for both periods was primarily due to the return of numerous shopping customers from alternate generation suppliers in 2001, partially offset by a decrease of sales to other utilities. Starting June 1, 2001, there was no impact on earnings associated with these returning customers since Met-Ed had a deferral mechanism for its over/under-recovered energy costs in accordance with the PaPUC's June 2001 order.

Other revenues
--------------

      The decrease for both periods was primarily due to lower transmission revenues as a result of fewer customers shopping for their energy supply.

OPERATING INCOME:
-----------------

      Operating income for the third quarter 2001 increased $37.1 million to $46.9 million, as compared to the third quarter 2000. The increase was primarily due to the PaPUC's June 2001 order that allows Met-Ed to defer, for future rate recovery from customers, energy costs in excess of its fixed generation tariff rates (approximately $86 million).

      For the nine months ended September 30, 2001, operating income increased $25.2 million to $109.5 million, as compared to the same period last year. The increase for the nine months ended September 30, 2001 reflects a non-recurring charge to other operation and maintenance (O&M) expenses of $9.2 million pre-tax, for costs related to the VERP. In addition, the year to date comparison was significantly impacted by the deferral of energy costs in excess of fixed generation tariff rates (approximately $108 million, beginning June 1, 2001).

OTHER INCOME AND DEDUCTIONS:
----------------------------

      Other income and deductions for the third quarter 2001 increased $13.7 million to $9.9 million, as compared to the third quarter 2000. For the nine months ended September 30, 2001, other income and deductions increased $20.0 million to $27.3 million, versus the same period last year. The increase in the third quarter was primarily due to the absence in 2001 of the write-down of regulatory assets by $7.9 million for Three Mile Island Unit 2 (TMI-2) decommissioning, representing the net realized gain previously recorded on the accident-related portion of the TMI-2 decommissioning trust; and higher CTC interest income of approximately $5 million. The same factors affecting the comparable quarterly results also affected the year to date comparison. For the nine months ended September 30, 2001, CTC interest income increased approximately $15 million; partially offset by lower other interest income of approximately $4 million.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Capital Expenditures and Investments
------------------------------------

      Capital spending for the nine months ended September 30, 2001 was $38 million and was used primarily to expand and improve existing transmission and distribution facilities and for new customer connections. Met-Ed's remaining capital expenditures for 2001 are estimated to be $17 million, primarily for ongoing transmission and distribution system development. Management estimates that a substantial portion of Met-Ed's 2001 capital spending will be supplied through internally generated funds.

Financing
---------

      Upon the November 7, 2001 effective date of the FirstEnergy and GPU, Inc. merger, Met-Ed's available short-term bank borrowing facilities (these included a revolving credit agreement and various bank lines of credit) were terminated by their terms and conditions. As a result, on this date all of Met-Ed's outstanding bank borrowings from these facilities, totaling $98 million, were repaid by FirstEnergy. FirstEnergy is in the process of establishing a new $1.5 billion revolving credit facility to meet the short-term liquidity requirements of the new combined company, including those requirements of Met-Ed. Met-Ed is limited by SEC authorization to $150 million of short-term debt outstanding at any one time.

      Met-Ed has regulatory approval to issue senior notes through December 31, 2002 in the amount of $50 million. Met-Ed's financing program is designed such that it would issue secured senior notes (collateralized by first mortgage bonds
(FMBs) issued to the senior note trustee) until such time as more than 80% of its outstanding FMBs are held by the senior note trustee. At that time, the FMBs will be cancelled and the outstanding senior notes will become unsecured obligations. Met-Ed will not issue any additional FMBs other than as collateral for the senior notes since the senior note indenture prohibits (subject to certain exceptions) Met-Ed from issuing any debt which is senior to the senior notes.

      Met-Ed's bond indenture includes provisions that limits the amount of FMBs the company may issue. Met-Ed's interest coverage ratio is currently in excess of indenture restrictions.

      In September 2001, Met-Ed issued $100 million of 5.72% five-year fixed rate senior notes.

      In 2002, Met-Ed has scheduled long-term debt maturities totaling $30 million.


                    COMPETITIVE ENVIRONMENT AND RATE MATTERS
                    ----------------------------------------

      In March 2001, 101 Met-Ed employees accepted Voluntary Enhanced Retirement Programs offered to certain bargaining unit employees in Pennsylvania. As a result, Met-Ed recorded a pre-tax charge of $9.2 million in 2001 Operating Income for the cost of pension and other postretirement benefits.

Recent Regulatory Actions
-------------------------

      With the transition to a competitive marketplace for generation service in Pennsylvania, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

Restructuring Orders

      In 1998, the PaPUC issued amended Restructuring Orders approving Settlement Agreements entered into by Met-Ed which, among other things, provide for customer choice of electric generation supplier beginning January 1, 1999 and a one-year (1999) reduction in retail distribution rates for all consumers. The Orders also provide for recovery of a substantial portion of what otherwise would have become stranded costs, subject to Phase II proceedings following the completion of Met-Ed's generating asset divestitures, to make a final determination of the extent of that stranded cost recovery. In 2000, Met-Ed submitted Phase II Reports to the PaPUC supporting their actual net divestiture proceeds and providing a reconciliation of stranded costs pursuant to the 1998 Restructuring Orders.

      In 2000, the PaPUC issued a Phase II Order which, among other things, disallowed a portion of the requested additional stranded costs above those amounts granted in the 1998 Orders. The Order requires Met-Ed to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. If the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed would then reduce stranded costs by $17 million plus interest and record a corresponding charge to income.

Provider of Last Resort ("PLR")

      Met-Ed customers have been permitted to shop for their generation supplier since January 1, 1999 under the 1998 PaPUC Restructuring Orders. The PaPUC approved a competitive bid process designed to assign PLR service to licensed generation suppliers, referred to as Competitive Default Service (CDS), for 20% of Met-Ed's retail customers on June 1, 2000, 40% on June 1, 2001, 60% on June 1, 2002 and 80% on June 1, 2003. Any retail customers assigned to CDS may return to Met-Ed as the default PLR. Met-Ed may meet any remaining PLR obligation at rates not less than the lowest rate charged by the winning CDS provider, but no higher than Met-Ed's rate cap.

      Due to the absence of acceptable bids in 2000, Met-Ed was required to supply 250 megawatts (MW) of electric power more than it had planned. In addition, customers requiring approximately 240 MW of power returned to Met-Ed from their alternate suppliers for the peak Summer months. During that same period, market prices at which Met-Ed was required to purchase electricity for their retail supply customers at times substantially exceeded the amount Met-Ed was allowed to charge for that electricity under its capped rates. This situation resulted in Met-Ed's supply business recording an after-tax loss for 2000 of approximately $14 million. Under the terms of its restructuring settlement, in 2001 Met-Ed again sought alternative providers through a CDS bidding process for 40% of its customers; however, the company did not receive any bids in response to its request.

      In November 2000, Met-Ed filed a petition with the PaPUC seeking permission to defer for future recovery its energy costs in excess of amounts reflected in its capped generation rates. In January 2001, the PaPUC consolidated this petition with the FirstEnergy/GPU, Inc. merger proceeding for consideration and resolution in accord with the merger procedural schedule.

      In June 2001, Met-Ed, Penelec and FirstEnergy entered into a Settlement Stipulation with all of the major intervenors in the combined merger and rate relief proceedings, that, in addition to resolving certain issues concerning the PaPUC's approval of the FirstEnergy/GPU, Inc. merger, also addressed Met-Ed's request for PLR rate relief. On June 20, 2001, the PaPUC entered orders approving the Settlement Stipulation, thus approving the merger and providing Met-Ed PLR rate relief. Accordingly, Met-Ed is permitted to defer for future recovery the difference between its actual energy costs and those reflected in its capped generation rates, retroactive to January 1, 2001. These "PLR deferrals" will continue through December 31, 2005. If energy costs incurred by Met-Ed during this period are below its respective capped generation rates, the difference would be used to reduce its PLR deferrals.

      Met-Ed has established regulatory assets on its balance sheet for the deferral of excess energy costs incurred during the period of January 1, 2001 through September 30, 2001. In the second quarter of 2001, Met-Ed had established a reserve of $13 million against its PLR deferrals for the period of January 1, 2001 through May 31, 2001, which would have been written off in accordance with the Settlement Stipulation had the merger not been consummated. Upon consummation of the merger, this reserve was reversed.

      Under the Settlement Stipulation, Met-Ed's PLR obligations have been extended through December 31, 2010. Met-Ed's Competitive Transition Charge (CTC) revenues will be applied first to PLR costs, then to non-NUG stranded costs and lastly to NUG stranded costs through December 31, 2010. Remaining PLR deferrals not recovered as of December 31, 2010 would have to be written off.

      The Settlement Stipulation also requires a revised calculation of NUG stranded costs being recovered under the terms of Met-Ed's 1998 Restructuring Orders, retroactive to January 1, 2001.

      Several parties have filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the PaPUC's order. The Court has consolidated these appeals, and has granted an expedited schedule. Oral arguments were held in November 2001. There can be no assurance as to the outcome of these matters.

Supply Plan and Market Risk
---------------------------

      As a result of the PaPUC's Restructuring Orders, Met-Ed is required to act as provider of last resort (PLR) by supplying electricity to customers who do not choose an alternate supplier. In 1999, Met-Ed completed the sales of substantially all of its electric generating stations. As a result, Met-Ed now has to supply electricity to non-shopping customers almost entirely from contracted and open market purchases.

Generation Agreements

      Electricity supply planning is currently performed on a combined basis for Met-Ed and its GPU Energy affiliates, with the goal of supplying all of the energy requirements of their non-shopping customers at a reasonable cost. As of September 30, 2001, Met-Ed and its GPU Energy affiliates had only 285 MW (of which Met-Ed's share is 19 MW) of owned generation capacity and related energy remaining to meet customer needs. The companies also had contracts with nonutility generators totaling 1,595 MW (of which Met-Ed's share is 273 MW) and agreements with other parties to provide varying amounts of capacity through May 31, 2004. These capacity amounts from third parties vary from a monthly high of approximately 4,500 MW in 2002 to 500 MW in May 2004. Based on the exercise of call options, Met-Ed and its GPU Energy affiliates may take the energy associated with up to 150 MW of this capacity through May 2003. The companies have also purchased all of the capacity and energy from their previously owned Three Mile Island Unit 1 (TMI-1) and Oyster Creek nuclear generating stations through December 31, 2001 and March 31, 2003, respectively. In addition, through May 31, 2002, the companies have the right to 3,970 MW of capacity associated with generating stations they sold in 1999. The remaining capacity and energy needs of Met-Ed and its GPU Energy affiliates will be met by short- to intermediate-term commitments (one month to three years), and any residual needs will be purchased from the short-term market (one hour to one month). Payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $282 million for the remainder of 2001, $781 million in 2002, $115 million in 2003, and $5 million in 2004.

      Pursuant to the mandates of the Public Utility Regulatory Policies Act and state regulatory directives, Met-Ed was required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 19 years. The PaPUC Restructuring Orders provide Met-Ed full recovery of its above-market NUG costs and certain NUG buyout costs. Met-Ed has recorded, on a present value basis, an estimated liability of $479 million on its Consolidated Balance Sheet for above-market NUG costs, which is offset by corresponding regulatory assets. Met-Ed is continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.

Supply Market Risk

      With the divestiture of all but one of its generating plants, Met-Ed is in a net short position (load in excess of supply). Consequently, Met-Ed must manage its purchase and sale of installed capacity and ancillary services to minimize business risk associated with its reliability obligation in the PJM Interconnection, LLC (PJM). As discussed above, Met-Ed currently manages its electricity supply planning on a combined basis with its GPU Energy affiliates. Supply/risk management transactions will be made based on the objective of decreasing price uncertainty. Met-Ed will enter into supply/hedging market arrangements for hedging purposes only.

      Met-Ed is generally at risk of rising prices for electricity and electricity-related products and services. These risks may differ during some months of the year. To manage these risks, Met-Ed employs a portfolio approach which primarily consists of two party forward purchases and options, but may also include New York Mercantile Exchange PJM electricity futures and similar instruments, as they become widely available. This portfolio includes transactions of various durations ranging from one hour to greater than one year.

      Met-Ed's electricity market risks can be price-related, volume-related or cost recovery-related as follows:

- Price-related risk refers to the price exposure associated with having to purchase amounts of electricity, installed capacity and ancillary services for load requirements from the PJM interchange spot market. To the extent Met-Ed must rely on the PJM pool to satisfy load requirements, financial exposure exists for the difference between the PJM energy and installed capacity spot market prices and the fixed rates paid by customers.

- Volume-related risk refers to the uncertainty associated with the amount of load Met-Ed is required to serve. Deregulation of the electric utility industry has resulted in the ability of customers to purchase electricity from other electric suppliers. This customer shopping, combined with weather changes, which affect customer energy usage, can affect Met-Ed's position.

- Cost recovery-related risk refers to the prudency risk associated with future NUG cost recovery under the Restructuring Orders approved by the PaPUC, which require continued mitigation of above-market NUG costs.


                              ENVIRONMENTAL MATTERS
                              ---------------------

      As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, Met-Ed may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including, coal mine refuse piles and generation facilities. In addition, federal and state law provide for payment by responsible parties for damage to natural resources.

      Met-Ed records environmental liabilities (on an undiscounted basis) where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, and adjusts these liabilities as required to reflect changes in circumstances. At September 30, 2001, Met-Ed had liabilities recorded on its Consolidated Balance Sheet for environmental remediation of $2 million.

      For more  information,  see the  Environmental  Matters section of Note 1,
Commitments  and   Contingencies,   of  the  Notes  to  Consolidated   Financial
Statements.


                      LEGAL MATTERS - TMI-2 ACCIDENT CLAIMS
                      -------------------------------------

      As a result of the 1979 Three Mile Island Unit 2 (TMI-2) accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against Met-Ed, Penelec, JCP&L and GPU, Inc. (the defendants). Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

      In 1996, the District Court granted a motion for summary judgment filed by the defendants, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the

District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by the defendants and the plaintiffs.

      In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs took an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision. In July 2001, the defendants renewed their motion for Summary Judgment of the remaining 2,100 claims in the District Court.

      There can be no assurance as to the outcome of this litigation.

      Met-Ed believes that any liability to which it might be subject by reason of the TMI-2 accident will not exceed its financial protection under the Price-Anderson Act.

                        (This page intentionally left blank.)






              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                    In Thousands
                                                          ---------------------------
                                                          September 30,  December 31,
                                                              2001           2000
                                                          -------------  ------------
                                                           (Unaudited)

ASSETS
Utility Plant:
  Utility plant in service                                 $1,601,371     $1,561,252
  Accumulated depreciation                                   (518,794)      (489,607)
                                                            ---------      ---------
      Net utility plant in service                          1,082,577      1,071,645
  Construction work in progress                                13,472         22,437
  Other, net                                                      596            596
                                                            ---------      ---------
      Net utility plant                                     1,096,645      1,094,678
                                                            ---------      ---------


Other Property and Investments:
  Nuclear decommissioning trusts, at market (Note 1)          155,735        154,068
  Other, net                                                   38,443          4,472
                                                            ---------      ---------
      Total other property and investments                    194,178        158,540
                                                            ---------      ---------


Current Assets:
  Cash and temporary cash investments                          23,889          3,234
  Special deposits                                                153            205
  Accounts receivable:
    Customers, less provision for doubtful accounts
      of $11,689 for 2001 and $13,004 for 2000                 80,493         70,118
    Affiliates                                                  2,496         37,313
    Other                                                      35,252         28,525
  Unbilled revenues                                            35,778         38,688
  Deferred income taxes                                         1,471          1,838
  Prepayments                                                  17,561          7,556
                                                            ---------      ---------
      Total current assets                                    197,093        187,477
                                                            ---------      ---------


Deferred Debits and Other Assets:
  Regulatory assets, net (Note 1)                           1,063,440      1,224,370
  Deferred income taxes                                       435,183        447,868
  Other                                                        45,392         44,835
                                                            ---------      ---------
      Total deferred debits and other assets                1,544,015      1,717,073
                                                            ---------      ---------






      Total Assets                                         $3,031,931     $3,157,768
                                                            =========      =========



The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                           Consolidated Balance Sheets
                           ---------------------------


                                                                    In Thousands
                                                          ---------------------------
                                                          September 30,  December 31,
                                                              2001          2000
                                                          -------------  ------------
                                                           (Unaudited)

LIABILITIES AND CAPITALIZATION
Capitalization:
   Common stock                                            $   66,273     $   66,273
   Capital surplus                                            400,200        400,200
   Retained earnings                                          111,909         70,476
   Accumulated other comprehensive income (Note 4)                166             64
                                                            ---------      ---------
      Total common stockholder's equity                       578,548        537,013
   Company-obligated trust preferred securities (Note 5)      100,000        100,000
   Long-term debt                                             566,833        496,860
                                                            ---------      ---------
      Total capitalization                                  1,245,381      1,133,873
                                                            ---------      ---------


Current Liabilities:
   Securities due within one year                              30,029             27
   Notes payable                                               60,000         46,600
   Accounts payable:
    Affiliates                                                  4,894         69,462
    Other                                                      47,282         37,399
   Taxes accrued                                                7,591         20,768
   Interest accrued                                            10,353         14,375
   Other                                                       10,514         13,858
                                                            ---------      ---------
      Total current liabilities                               170,663        202,489
                                                            ---------      ---------


Deferred Credits and Other Liabilities:
   Deferred income taxes                                      765,527        728,344
   Unamortized investment tax credits                          13,522         14,159
   Power purchase contract loss liability (Note 1)            478,924        727,503
   Three Mile Island Unit 2 future costs (Note 1)             263,578        257,367
   Nuclear fuel disposal fee                                   36,689         35,456
   Other                                                       57,647         58,577
                                                            ---------      ---------
      Total deferred credits and other liabilities          1,615,887      1,821,406
                                                            ---------      ---------


Commitments and Contingencies (Note 1)






      Total Liabilities and Capitalization                 $3,031,931     $3,157,768
                                                            =========      =========



The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                        Consolidated Statements of Income
                        ---------------------------------
                                   (Unaudited)

                                                           In Thousands
                                             ----------------------------------------
                                                Three Months          Nine Months
                                             Ended September 30,  Ended September 30,
                                             -------------------  -------------------
                                               2001      2000        2001     2000
                                               ----      ----        ----     ----

Operating Revenues                           $283,519  $227,442   $727,075  $628,312
                                              -------   -------    -------   -------

Operating Expenses:
  Power purchased and interchanged:
    Affiliates                                  5,664        79      8,051     1,427
    Others                                    238,140   149,958    513,749   370,513
  Deferred costs, net                         (74,600)    6,969    (98,994)   (9,522)
  Other operation and maintenance              33,144    32,838     99,984    99,043
  Depreciation and amortization                21,554    16,519     60,783    48,264
  Taxes, other than income taxes               12,713    11,235     33,946    34,211
                                              -------   -------    -------   -------
      Total operating expenses                236,615   217,598    617,519   543,936
                                              -------   -------    -------   -------

Operating Income                               46,904     9,844    109,556    84,376
                                              -------   -------    -------   -------

Other Income and Deductions:
  Allowance for other funds used during
    construction                                  -         -          -          28
  Other income/(expense), net                   9,897    (3,825)    27,282     7,195
                                              -------   -------    -------   -------
      Total other income and deductions         9,897    (3,825)    27,282     7,223
                                              -------   -------    -------   -------

Income Before Interest Charges                 56,801     6,019    136,838    91,599
                                              -------   -------    -------   -------

Interest Charges:
  Long-term debt and notes payable             11,998    11,900     34,449    35,240
  Company-obligated trust
    preferred securities                        1,837     1,143      5,512     4,818
  Other interest                                  457       579      1,688     1,665
  Allowance for borrowed funds used
    during construction                          (305)     (137)      (491)     (405)
                                              -------   -------    -------   -------
      Total interest charges                   13,987    13,485     41,158    41,318
                                              -------   -------    -------   -------

Income/(Loss) Before Income Taxes              42,814    (7,466)    95,680    50,281
  Income taxes                                 18,290    (3,675)    39,247    18,912
                                              -------   -------    -------   -------
Net Income/(Loss)                            $ 24,524  $ (3,791)  $ 56,433  $ 31,369
                                              =======   =======    =======   =======











The accompanying notes are an integral part of the consolidated financial statements.



              METROPOLITAN EDISON COMPANY AND SUBSIDIARY COMPANIES

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                    In Thousands
                                                           ------------------------
                                                                  Nine Months
                                                              Ended September 30,
                                                           ------------------------
                                                              2001            2000
                                                              ----            ----
Operating Activities:
  Net income                                               $  56,433       $  31,369
  Adjustments to reconcile income to cash provided:
    Depreciation and amortization                             61,787          55,699
    Provision for doubtful accounts                            6,782          10,360
    Regulatory assets, net                                   (26,657)        (19,407)
    Voluntary enhanced retirement programs                     9,189             -
    Deferred income taxes and investment tax
      credits, net                                            44,342           1,077
    Deferred costs, net                                      (98,994)         (9,522)
  Changes in working capital:
    Receivables                                              (20,973)        (15,001)
    Special deposits and prepayments                          (9,954)          6,278
    Payables and accrued liabilities                         (10,660)        (26,299)
    Due to/from affiliates                                   (38,939)        (40,214)
  Nonutility generation contract buyout costs                    -            (1,250)
  Other, net                                                     127          (1,576)
                                                            --------        --------
      Net cash required by operating activities              (27,517)         (8,486)
                                                            --------        --------

Investing Activities:
  Capital expenditures and investments                       (37,614)        (38,989)
  Contributions to decommissioning trusts                     (7,113)         (6,328)
  Other, net                                                  (5,001)            -
                                                            --------        ---------
      Net cash required by investing activities              (49,728)        (45,317)
                                                            --------        --------

Financing Activities:
  Issuance of long-term debt                                  99,500             -
  Increase in notes payable, net                              13,400         121,100
  Retirement of long-term debt                                   -           (50,000)
  Dividends paid on common stock                             (15,000)        (25,000)
                                                            --------        --------
      Net cash provided by financing activities               97,900          46,100
                                                            --------        --------

Net increase/(decrease) in cash and temporary cash
  investments from above activities                           20,655          (7,703)
Cash and temporary cash investments, beginning of year         3,234          10,899
                                                            --------        --------
Cash and temporary cash investments, end of period         $  23,889       $   3,196
                                                            ========        ========

Supplemental Disclosure:
  Interest and preferred dividends paid                    $  42,970       $  45,153
                                                            ========        ========
  Income taxes paid                                        $   2,363       $  52,230
                                                            ========        ========
  New capital lease obligations incurred                   $     -         $     -
                                                            ========        ========





The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Metropolitan Edison Company (Met-Ed) is a wholly-owned electric utility subsidiary of FirstEnergy Corp. (FirstEnergy), an Ohio corporation headquartered in Akron, Ohio. Met-Ed conducts business under the name GPU Energy along with its affiliates Pennsylvania Electric Company (Penelec) and Jersey Central Power & Light Company (JCP&L), which are also electric utility subsidiaries of FirstEnergy.

         In August 2000, FirstEnergy entered into an agreement to merge with GPU, Inc., under which FirstEnergy would acquire all of the outstanding shares of GPU, Inc.'s common stock for approximately $4.5 billion in cash and FirstEnergy common stock. The merger became effective on November 7, 2001 and is being accounted for by the purchase method. Prior to that time, Met-Ed was a wholly-owned subsidiary of GPU, Inc.




1.  COMMITMENTS AND CONTINGENCIES


               COMPETITION AND THE CHANGING REGULATORY ENVIRONMENT
               ---------------------------------------------------


Stranded Costs and Regulatory Restructuring Orders:
--------------------------------------------------

         With the transition to a competitive marketplace for generation service in Pennsylvania, certain generation-related costs, which generally would be recoverable in a regulated environment, may no longer be recoverable. These costs are generally referred to as stranded costs.

         In 1998,  the  Pennsylvania  Public Utility  Commission  (PaPUC) issued amended Restructuring Orders approving Settlement Agreements entered into by Met-Ed which, among other things, provide for customer choice of electric generation supplier beginning January 1, 1999 and a one-year (1999) reduction in retail distribution rates for all consumers. The Orders also provide for recovery of a substantial portion of what otherwise would have become stranded costs, subject to Phase II proceedings following the completion of Met-Ed's generating asset divestitures, to make a final determination of the extent of that stranded cost recovery. In 2000, Met-Ed submitted Phase II Reports to the PaPUC supporting their actual net divestiture proceeds and providing a reconciliation of stranded costs pursuant to the 1998 Restructuring Orders.

         In 2000, the PaPUC issued a Phase II Order which, among other things, disallowed a portion of the requested additional stranded costs above those amounts granted in the 1998 Orders. The Order requires Met-Ed to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. If the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed would then reduce stranded costs by $17 million plus interest and record a corresponding charge to income.

Supply of Electricity:
---------------------

         As a result of the PaPUC's Restructuring Orders, Met-Ed is required to act as provider of last resort (PLR) by supplying electricity to customers who do not choose an alternate supplier. Given that Met-Ed has essentially exited the generation business and will have to supply electricity to non-shopping customers almost entirely from contracted and open market purchases, there will be increased risks associated with supplying that electricity.

         Met-Ed has been unable to recover energy costs in excess of amounts reflected in its capped generation rates, which are in effect for varying periods, under its 1998 Restructuring Orders. During 2000, market prices at which Met-Ed was required to purchase electricity for its retail supply customers at times substantially exceeded the amounts Met-Ed was allowed to charge for that electricity under its capped rates. In November 2000, Met-Ed filed a petition with the PaPUC seeking permission to defer for future recovery its energy costs in excess of amounts reflected in its capped generation rates. In January 2001, the PaPUC consolidated this petition with the FirstEnergy/GPU, Inc. merger proceeding for consideration and resolution in accord with the merger procedural schedule.

         In June 2001, Met-Ed, Penelec and FirstEnergy entered into a Settlement Stipulation with all of the major intervenors in the combined merger and rate relief proceedings, that, in addition to resolving certain issues concerning the PaPUC's approval of the FirstEnergy/GPU, Inc. merger, also addressed Met-Ed's request for PLR rate relief. On June 20, 2001, the PaPUC entered orders approving the Settlement Stipulation, thus approving the merger and providing Met-Ed PLR rate relief. Accordingly, Met-Ed is permitted to defer for future recovery the difference between its actual energy costs and those reflected in its capped generation rates, retroactive to January 1, 2001. These "PLR deferrals" will continue through December 31, 2005. If energy costs incurred by Met-Ed during this period are below its respective capped generation rates, the difference would be used to reduce its PLR deferrals.

         Met-Ed has established regulatory assets on its balance sheet for the deferral of excess energy costs incurred during the period of January 1, 2001 through September 30, 2001. In the second quarter of 2001, Met-Ed had established a reserve of $13 million against its PLR deferrals for the period of January 1, 2001 through May 31, 2001, which would have been written off in accordance with the Settlement Stipulation had the merger not been consummated. Upon consummation of the merger, this reserve was reversed.

         Under the Settlement Stipulation, Met-Ed's PLR obligations have been extended through December 31, 2010. Met-Ed's Competitive Transition Charge (CTC) revenues will be applied first to PLR costs, then to non-NUG stranded costs and lastly to NUG stranded costs through December 31, 2010. Remaining PLR deferrals not recovered as of December 31, 2010 would have to be written off.

         The Settlement Stipulation also requires a revised calculation of NUG stranded costs being recovered under the terms of Met-Ed's 1998 Restructuring Orders, retroactive to January 1, 2001.

         Several parties have filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the PaPUC's orders. The Court has consolidated these appeals, and has granted an expedited schedule. Oral arguments were held in November 2001. There can be no assurance as to the outcome of these matters.

Generation Agreements:
---------------------

         The evolving competitive generation market has created uncertainty regarding the forecasting of energy supply needs, which has caused the company to seek shorter-term agreements offering more flexibility. Met-Ed currently manages its electricity supply planning on a combined basis with its GPU Energy affiliates. The current supply plan generally utilizes short- to intermediate-term commitments (one month to three years), with any residual needs being purchased from the short-term market (one hour to one month).

         Met-Ed and its GPU Energy affiliates have entered into agreements with third party suppliers to purchase capacity and energy through 2004. As of September 30, 2001, payments pursuant to these agreements, which include firm commitments as well as certain assumptions regarding, among other things, call/put arrangements, are estimated to be $282 million for the remainder of 2001, $781 million in 2002, $115 million in 2003 and $5 million in 2004.

         Pursuant to the mandates of the federal Public Utility Regulatory Policies Act and state regulatory directives, Met-Ed was required to enter into long-term power purchase agreements with NUGs for the purchase of energy and capacity, which agreements have remaining terms of up to 19 years. The rates under virtually all of these NUG agreements are substantially in excess of current and projected prices from alternative sources, except for periods when Met-Ed is required to meet high customer demand, typically during periods of extremely hot weather or when power supplies are limited. The following table shows Met-Ed's actual payments from 1999 through September 30, 2001, and estimated payments thereafter through 2006:

                        Calendar                   Payments Under NUG Agreements
                          Year                             (in millions)
                          ----                             -------------

                          1999                                 $167
                          2000                                  153
                          2001                                  147
                          2002                                  149
                          2003                                  153
                          2004                                  158
                          2005                                  162
                          2006                                  167

         The PaPUC Restructuring Orders provide Met-Ed assurance of full recovery of its above-market NUG costs and certain NUG buyout costs. At September 30, 2001, Met-Ed had recorded, on a present value basis, an estimated liability of $479 million on its Consolidated Balance Sheet for above-market NUG costs, which was offset by corresponding regulatory assets. Met-Ed is continuing efforts to reduce the above-market costs of these agreements; however, there can be no assurance as to the extent to which these efforts will be successful.


                               ACCOUNTING MATTERS
                               ------------------

         In 1998, Met-Ed discontinued the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and adopted the provisions of Statement of Financial Accounting Standards No. 101 (FAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," and Emerging Issues Task Force (EITF) Issue 97-4, "Deregulation of the Pricing of

Electricity - Issues Related to the Application of FAS 71 and FAS 101," with respect to its electric generation operations. The transmission and distribution portion of Met-Ed's operations continues to be subject to the provisions of FAS
71. Regulatory assets, net as reflected in the September 30, 2001 and December 31, 2000 Consolidated Balance Sheets in accordance with the provisions of FAS 71 and EITF Issue 97-4 were as follows:

                                                             In Thousands
                                                      -------------------------
                                                     September 30, December 31,
                                                         2001          2000
                                                     ------------- ------------


CTC                                                    $  880,276   $1,053,085
Costs recoverable through distribution rates:
 Income taxes recoverable through future rates, net       120,525      114,543
 Three Mile Island Unit 2 decommissioning costs            35,723       27,610
 Other, net                                                26,916       29,132
                                                        ---------    ---------
     Total regulatory assets, net                      $1,063,440   $1,224,370
                                                        =========    =========


         As of September 30, 2001, Regulatory assets, net shown above included $112 million of deferred energy-related costs plus interest (net of collections). This deferred balance includes the under-recovered costs of supplying electricity to customers who did not choose an alternate supplier, as well as above-market NUG costs, but excludes the net generation asset divestiture gains which were used to reduce stranded costs. For additional information, see Competition and the Changing Regulatory Environment section.


                               NUCLEAR FACILITIES
                               ------------------

Investments:
-----------

         In 1999, Met-Ed and its GPU Energy affiliates sold Three Mile Island Unit 1 (TMI-1) to AmerGen Energy Company, LLC (AmerGen) for approximately $100 million. As part of the sale, AmerGen has assumed full responsibility for decommissioning the plants, and Met-Ed and its GPU Energy affiliates have transferred $320 million of TMI-1 decommissioning trust funds to AmerGen (of which Met-Ed's share was $160 million). Three Mile Island Unit 2 (TMI-2), which was damaged during a 1979 accident, is jointly owned by Met-Ed and its GPU Energy affiliates, with Met-Ed having a 50% ownership percentage. Met-Ed's remaining investment in TMI-2 was written off in 1998 after receiving the PaPUC's Restructuring Orders.

TMI-2:
------

         As a result of the 1979 TMI-2 accident, individual claims for alleged personal injury (including claims for punitive damages), which are material in amount, were asserted against Met-Ed, Penelec, JCP&L and GPU, Inc. (the defendants). Approximately 2,100 of such claims were filed in the US District Court for the Middle District of Pennsylvania. Some of the claims also seek recovery for injuries from alleged emissions of radioactivity before and after the accident.

         At the time of the TMI-2 accident, as provided for in the Price-Anderson Act, Met-Ed, Penelec and JCP&L had (a) primary financial protection in the form of insurance policies with groups of insurance companies providing an aggregate of $140 million of primary coverage, (b) secondary financial protection in the form of private liability insurance under an industry retrospective rating plan providing for up to an aggregate of $335 million in premium charges under such plan and (c) an indemnity agreement with the Nuclear Regulatory Commission (NRC) for up to $85 million, bringing their total financial protection up to an aggregate of $560 million. Under the secondary level, Met-Ed, Penelec and JCP&L are subject to a retrospective premium charge of up to $5 million per reactor, or a total of $15 million, of which Met-Ed's share is $5 million.

         In 1995, the US Court of Appeals for the Third Circuit ruled that the Price-Anderson Act provides coverage under its primary and secondary levels for punitive as well as compensatory damages, but that punitive damages could not be recovered against the Federal Government under the third level of financial protection. In so doing, the Court of Appeals referred to the "finite fund" (the $560 million of financial protection under the Price- Anderson Act) to which plaintiffs must resort to get compensatory as well as punitive damages.

         The Court of Appeals also ruled that the standard of care owed by the defendants to a plaintiff was determined by the specific level of radiation which was released into the environment, as measured at the site boundary, rather than as measured at the specific site where the plaintiff was located at the time of the accident (as the defendants proposed). The Court of Appeals also held that each plaintiff still must demonstrate exposure to radiation released during the TMI-2 accident and that such exposure had resulted in injuries. In 1996, the US Supreme Court denied petitions filed by the defendants to review the Court of Appeals' rulings.

         In 1996, the District Court granted a motion for summary judgment filed by the defendants, and dismissed the ten initial "test cases" which had been selected for a test case trial, as well as all of the remaining 2,100 pending claims. The Court ruled that there was no evidence which created a genuine issue of material fact warranting submission of plaintiffs' claims to a jury. The plaintiffs appealed the District Court's ruling to the Court of Appeals for the Third Circuit. In November 1999, the Third Circuit affirmed the District Court's dismissal of the ten "test cases," but set aside the dismissal of the additional pending claims, remanding them to the District Court for further proceedings. In remanding these claims, the Third Circuit held that the District Court had erred in extending its summary judgment decision to the other plaintiffs and imposing on these plaintiffs the District Court's finding that radiation exposures below 10 rems were too speculative to establish a causal link to cancer. The Court of Appeals stated that the non-test case plaintiffs should be permitted to present their own individual evidence that exposure to radiation from the accident caused their cancers. In June 2000, the US Supreme Court denied petitions for review filed by the defendants and the plaintiffs.

         In September 2000, the defendants filed a Motion for Summary Judgment in the District Court. Meanwhile, the plaintiffs took an interlocutory appeal to the Third Circuit seeking review of the District Court's determination that the remaining plaintiffs should be allowed to advance causation theories based only on the admissible evidence of record at the close of discovery in the case. On April 30, 2001, the Third Circuit affirmed the District Court's decision. In July 2001, the defendants renewed their motion for Summary Judgment of the remaining 2,100 claims in the District Court.

         There can be no assurance as to the outcome of this litigation.

         Met-Ed believes that any liability to which it might be subject by reason of the TMI-2 accident will not exceed its financial protection under the Price-Anderson Act.


                         NUCLEAR PLANT RETIREMENT COSTS
                         ------------------------------

         Retirement costs for nuclear plants include decommissioning the radiological portions of the plants and the cost of removal of nonradiological structures and materials. The disposal of spent nuclear fuel is covered separately by contracts with the US Department of Energy (DOE).

         In 1995, a consultant performed a site-specific study of TMI-2 that considered various decommissioning methods and estimated the cost of decommissioning the radiological portion and the cost of removal of the nonradiological portion of the plant, using the prompt removal/dismantlement method. Management has reviewed the methodology and assumptions used in this study, is in agreement with them, and believes the results are reasonable. The TMI-2 funding completion date is 2014, consistent with TMI-2 remaining in long-term storage. Met-Ed's share of the estimated retirement costs under the 1995 site-specific study, assuming decommissioning of TMI-2 in 2014, is $231 million for radiological decommissioning and $18.7 million for non-radiological removal costs (net of $6.3 million spent as of September 30, 2001)(in 2001 dollars).

         Met-Ed  and  its  GPU  Energy   affiliates  are  each  responsible  for
retirement costs in proportion to its respective ownership percentage. The ultimate cost of retiring TMI-2 may be different from the cost estimate contained in this site-specific study. The NRC has established a decommissioning funding target which, while not an actual cost estimate, is a reference level designed to assure that licensees demonstrate adequate financial responsibility for decommissioning. The current NRC funding target exceeds the site-specific study cost estimate by $10 million.

         Met-Ed's estimated liability for future TMI-2 retirement costs (reflected as Three Mile Island Unit 2 future costs on the Consolidated Balance Sheet) as of September 30, 2001 was $263 million, and as of December 31, 2000 was $257 million. This liability is based upon the 1995 site-specific study estimate (in 2001 and 2000 dollars, respectively) discussed above and an estimate for remaining incremental monitored storage costs of $15 million, both as of September 30, 2001 and December 31, 2000, as a result of TMI-2 entering long-term monitored storage in 1993.

         Offsetting the $263 million liability for future TMI-2 retirement costs as of September 30, 2001 was $98 million which management believes is probable of recovery from customers and included in Regulatory assets, net on the Consolidated Balance Sheet, and $156 million in trust funds for TMI-2 and included in Nuclear decommissioning trusts, at market on the Consolidated Balance Sheet.

         The PaPUC Restructuring Orders granted Met-Ed recovery of TMI-2 decommissioning costs as part of the CTC. The 1996 Customer Choice Act also allows Met-Ed to defer as a regulatory asset those amounts that are above the level provided for in the CTC for future recovery.

         As of September 30, 2001, the accident-related portion of TMI-2 radiological decommissioning costs was estimated to be $41 million for Met-Ed, which is based on the 1995 site-specific study (in 2001 dollars). In connection with rate case resolutions, Met-Ed made contributions to an irrevocable external trust for its share of the accident-related portion of the decommissioning liability in the amount of $40 million. This contribution was not recoverable from customers and was expensed in 1991.

         Met-Ed intends to seek recovery for any increases in TMI-2 retirement costs, but recognizes that recovery cannot be assured.

         Met-Ed and its GPU Energy affiliates own all of the common stock of the Saxton Nuclear Experimental Corporation, which owns a small demonstration nuclear reactor. Decommissioning of the plant is expected to be completed in 2002. Met-Ed's estimated liability for future Saxton decommissioning costs at September 30, 2001 was $5 million, net of $13 million spent by Met-Ed through September 30, 2001.


                                    INSURANCE
                                    ---------

         Met-Ed has insurance (subject to retentions and deductibles) for its operations and facilities including coverage for property damage, liability to employees and third parties, and loss of use and occupancy. There is no assurance that Met-Ed will maintain all existing insurance coverages. Losses or liabilities that are not completely insured, unless allowed to be recovered through ratemaking, could have a material adverse effect on the financial position of Met-Ed.

         Met-Ed and its GPU Energy affiliates have purchased property and decontamination insurance coverage for TMI-2 totaling $150 million.

         The Price-Anderson Act limits an owner's liability to third parties resulting from a nuclear incident to approximately $9.5 billion. Coverage for the first $200 million of such liability is provided by private insurance. The remaining coverage, or secondary financial protection, is provided by retrospective premiums payable by all nuclear reactor owners. Although TMI-2 is exempt from retrospective premium assessments, the plant is still covered by the provisions of the Price-Anderson Act. In addition, Met-Ed and its GPU Energy affiliates are subject to other retrospective premium assessments related to policies applicable to TMI-1 prior to its sale to AmerGen.


                              ENVIRONMENTAL MATTERS
                              ---------------------

         As a result of existing and proposed legislation and regulations, and ongoing legal proceedings dealing with environmental matters including, but not limited to, air and water quality, global warming, electromagnetic fields, and storage and disposal of hazardous and/or toxic wastes, Met-Ed may be required to incur substantial additional costs to construct new facilities; modify or replace existing and proposed equipment; or remediate, decommission or clean up waste disposal and other sites currently or formerly used by it, including coal mine refuse piles and generation facilities. In addition, federal and state laws provide for payment by responsible parties for damage to natural resources.

         At  September  30,  2001,  Met-Ed  had  liabilities   recorded  on  its
Consolidated Balance Sheet for environmental remediation of $2 million, as discussed below.

         Met-Ed has been formally notified by the US Environmental Protection Agency (EPA) and state environmental authorities that it is among the potentially responsible parties (PRPs) who may be jointly and severally liable to pay for the costs associated with the investigation and remediation at four hazardous and/or toxic waste sites.

         In addition, Met-Ed has been requested to participate in the remediation or supply information to the EPA and state environmental authorities on several other sites for which it has not been formally named as a PRP, although the EPA and/or state authorities may nevertheless consider it a PRP. Met-Ed has also been named in lawsuits requesting damages (which are material in amount) for hazardous and/or toxic substances allegedly released into the environment. As of September 30, 2001, a liability of approximately $0.2 million had been recorded for PRP sites where it is probable that a loss has been incurred and the amount could be reasonably estimated.

         The ultimate cost of remediation of all these and other hazardous waste sites will depend upon changing circumstances as site investigations continue, including (a) the existing technology required for site cleanup, (b) the remedial action plan chosen and (c) the extent of site contamination and the portion attributed to Met-Ed.


                       OTHER COMMITMENTS AND CONTINGENCIES
                       -----------------------------------

         In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), Met-Ed has entered into contracts with, and paid fees to, the DOE for the future disposal of spent nuclear fuel in a repository or interim storage facility. In 1996, the DOE notified Met-Ed and other Standard Contract holders that it would be unable to begin acceptance of spent nuclear fuel for disposal by January 31, 1998, as mandated by the NWPA. The DOE requested recommendations from contract holders for handling the delay. In June 1997, a consortium of electric utilities, including GPU Nuclear, Inc. (GPUN), the former operator of the nuclear plants previously owned by Met-Ed and its GPU Energy affiliates, filed a license application with the NRC seeking permission to build an interim above-ground storage facility for spent nuclear fuel in Utah.

         At September 30, 2001, Met-Ed had recorded a liability of $37 million owed to the Nuclear Waste Fund, related to spent nuclear fuel generated prior to the sale of TMI-1 to AmerGen. AmerGen has assumed all liability for disposal costs related to spent nuclear fuel generated following its purchase of the plant.

         On July 26, 2000, GPUN filed suit in the United States Court of Federal Claims seeking to recover damages as a result of the DOE's failure to commence disposal of GPUN's spent nuclear fuel by January 31, 1998, as required by the terms of the Standard Contracts between GPUN and DOE. The complaint seeks damages from the Government in an amount to be determined at trial. GPUN has alleged that it is entitled to damages attributable to operations at TMI-1. In an August 20, 2001 pleading, the Government acknowledged that the DOE's inability to begin providing the services required by the Standard Contract by January 31, 1998 constituted a partial breach of the Standard Contract. In the same pleading, the Government stated that GPUN may lack standing to maintain its suit because it assigned its Standard Contracts and title to its spent nuclear fuel to the buyer of TMI-1. By order dated September 24, 2001, the Court stated that it would hold in abeyance any final determination on standing until the completion of discovery, which is currently underway. There can be no assurance as to the outcome of this matter.

         During the normal course of the operation of its business, in addition to the matters described above, Met-Ed is, from time to time, involved in disputes, claims and, in some cases, as a defendant in litigation in which compensatory and punitive damages are sought by the public, customers, contractors, vendors and other suppliers of equipment and services and by employees alleging unlawful employment practices. While management does not expect that the outcome of these matters will have a material effect on Met-Ed's financial position or results of operations, there can be no assurance that this will continue to be the case.



2.  ACCOUNTING FOR NON-RECURRING ITEMS

         In March 2001, 101 Met-Ed employees accepted Voluntary Enhanced Retirement Programs offered to certain bargaining unit employees in Pennsylvania. As a result, in the quarter ended March 31, 2001, a pre-tax charge of $9.2 million ($5.4 million after-tax) was recorded in Operating Income for the cost of pension and other postretirement benefits.



3.  NEW ACCOUNTING STANDARDS

         Met-Ed's use of derivative instruments is intended to manage the risk of price fluctuations. Met-Ed does not hold or issue derivative instruments for trading purposes.

         Effective January 1, 2001, Met-Ed adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133" (collectively, FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

         In general, FAS 133 requires that companies recognize all derivatives as either assets or liabilities on the balance sheet, measured at their fair value. Derivatives not designated as hedges must be adjusted to fair value with an offset to income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value of the derivative are either offset against the change in fair value of the asset or liability through income, or recognized in accumulated other comprehensive income until the hedged item is  recognized  in  income.  To the extent  the hedge is  determined  to be ineffective, that portion of the derivative's change in fair value is immediately recognized in income. FAS 133 provides an exemption for certain contracts that qualify as "normal purchases and sales." To qualify for this exclusion, certain criteria, including that it must be probable that the contract will result in physical delivery, must be met.

         The adoption of FAS 133 on January 1, 2001 resulted in the recognition of derivative assets on the Consolidated Balance Sheet at January 1, 2001 in the amount of $13 million, with a substantially offsetting amount recorded in Regulatory assets, net, of $12.2 million. As of January 1, 2001, a cumulative effect of accounting change was recognized as an expense in Other income, net on the Consolidated Statement of Income in the amount of $0.1 million.

         Met-Ed uses Over-the-Counter forward contracts and options on forward contracts to manage the risk of fluctuations in the market price of electricity. The majority of the forward commodity contracts are considered "normal purchases and sales," as defined by FAS 133, and therefore are excluded from the scope of FAS 133.

         The energy options and forward contracts determined to be derivatives under FAS 133 are accounted for as cash flow hedges and expire on various dates through November 2002. These contracts are recorded at fair value on the September 30, 2001 Consolidated Balance Sheet in the amount of $0.2 million. The offset of the change in fair value is recorded in Accumulated other comprehensive income, net of tax, and subsequently recognized as a component of Power purchased and interchanged on the Consolidated Statement of Income when the underlying power being hedged is purchased. The ineffective portion of these commodity contracts was immaterial for the quarter ended September 30, 2001.

         When Met-Ed and its GPU Energy affiliates sold TMI-1 to AmerGen, the parties entered into an agreement which calls for an adjustment to the purchase price of TMI-1 in the event of future energy price increases. If the future price of energy exceeds the strike price during the contract year as defined per the agreement, Met-Ed and its GPU Energy affiliates will receive payments from AmerGen, subject to a market price cap. However, if the future price of energy is less than the strike price during a contract year, a credit is applied against future contract payments that would be received from AmerGen. This agreement qualifies as a derivative as defined by FAS 133, and its value is recorded on the Consolidated Balance Sheet based on the present value of the contract's projected future cash flows. As of September 30, 2001, Met-Ed's share of this amount was $27.4 million, and was included in Other Property and Investments - Other, net on the Consolidated Balance Sheet. An offsetting regulatory liability in the amount of $27.2 million was recorded against Regulatory assets, net, representing the obligation to treat the retail portion of payments received as stranded cost revenues when received. The non-retail portion is recorded on the Consolidated Statement of Income in Other income, net. This amount was immaterial for the quarter ended September 30, 2001.

         In June 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," and Statement of Financial Accounting Standards No. 142 (FAS
142), "Goodwill and Other Intangible Assets". These new standards are effective beginning July 1, 2001. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. Under FAS 142, amortization of existing goodwill will cease on January 1, 2002 and instead goodwill will be tested for impairment at least on an annual basis. As of September 30, 2001, Met-Ed did not have any goodwill on its balance sheet, however, as a result of the merger of FirstEnergy and GPU, Inc. which became effective on November 7, 2001, there will be goodwill associated with this merger applied to Met-Ed. The amount of goodwill to be applied to Met-Ed has not yet been determined.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations." FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption encouraged. Met-Ed is currently assessing the new standard and has not yet determined the impact on its financial statements.

         In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 is effective for fiscal years beginning after June 15, 2001, with early adoption encouraged. Met-Ed is currently assessing the new standard and has not yet determined the impact on its financial statements.







4.  COMPREHENSIVE INCOME

      For the nine months ended September 30, 2001 and 2000, comprehensive income is summarized below.
                                                              In Thousands
                                                        ----------------------
                                                             Nine months
                                                          Ended September 30,
                                                        -----------------------
                                                           2001        2000
                                                           ----        ----
Net income                                              $ 56,433    $ 31,369
                                                         -------     -------
Other comprehensive income/(loss), net of tax:
     Net unrealized gain/(loss) on investments                 8     (21,233)
     Net unrealized gain on derivative instruments            94         -
                                                         -------     -------
       Total other comprehensive income/(loss)               102     (21,233)
                                                         -------     -------
Comprehensive income                                    $ 56,535    $ 10,136
                                                         =======     =======



5.  COMPANY-OBLIGATED TRUST PREFERRED SECURITIES

      In 1999, Met-Ed Capital Trust, a wholly-owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

                                     PART II

ITEM 1 -    LEGAL PROCEEDINGS
            -----------------

            Information concerning the current status of certain legal proceedings instituted against Met-Ed discussed in Part I of this report in the Notes to Consolidated Financial Statements is incorporated herein by reference and made a part hereof.

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

            (a) Exhibits

                 (12) Statements  Showing  Computation  of Ratio of  Earnings to
                      Fixed Charges Based on SEC Regulation S-K, Item 503

            (b) Reports on Form 8-K

                Dated  September 28, 2001,  under Item 5 (Other  Events)

                Dated October 30, 2001, under Item 5 (Other Events)

                Dated  November  9, 2001,  under Item 1 (Changes in Control of
                Registrant)   and  under  Item  4  (Changes  in   Registrant's
                Certifying Accountant)

                                    Signature
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2001


                                        METROPOLITAN EDISON COMPANY
                                        ---------------------------
                                               Registrant



                                        /s/ Harvey L. Wagner
                                        ----------------------------
                                            Harvey L. Wagner
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                     (This page intentionally left blenk.)