Form 10-Q/A
period 2002-06-30
METROPOLITAN EDISON CO
filed 2002-11-27
CIK 65350

FORM 10-Q/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               --------------       ----------------

Commission      Registrant; State of Incorporation;     I.R.S. Employer
File Number       Address; and Telephone Number        Identification No.
-----------     ----------------------------------     ------------------

1-446           METROPOLITAN EDISON COMPANY                23-0870160
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

                                EXPLANATORY NOTE


           Metropolitan Edison Company (Met-Ed) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to amend its financial statements, management's discussion and analysis of results of operations and financial condition and the fixed charge ratios contained in the initial report as filed with the Securities and Exchange Commission on August 8, 2002, to solely reflect the potential adverse impact of a pending Pennsylvania Supreme Court decision related to Met-Ed's Provider of Last Resort Obligation (see amended Note 4).

           As part of the combined Form 10-Q filing for FirstEnergy Corp. and its subsidiaries, Met-Ed is including the following in this amended filing:

Portions of Part I of Item 1 of Met-Ed's report as originally filed -

           (i) The Notes to Financial Statements appearing on pages 1 through 9 with Note 4 - "Regulatory Matters: Pennsylvania" amendment on page 7; and

           (ii) Its financial statements (as amended), the amended letter of PricewaterhouseCoopers LLP and Management's Discussion and Analysis of Results of Operations and Financial Condition (as amended), appearing on pages 70 through 78.

and Exhibit 12 - fixed charge ratios as originally filed.

           Reference is made to such report as originally filed for the complete text of all other portions of such report.

                                TABLE OF CONTENTS


                                                                          Pages

Part I.   Financial Information

          Notes to Financial Statements..................................  1-7

       Metropolitan Edison Company

          Consolidated Statements of Income..............................  70
          Consolidated Balance Sheets.................................... 71-72
          Consolidated Statements of Cash Flows..........................  73
          Report of Independent Accountants..............................  74
          Management's Discussion and Analysis of
           Results of Operations and Financial Condition................. 75-78

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

       Securitized Transition Bonds

           On June 11, 2002, JCP&L Transition Funding LLC (the Issuer), a wholly owned limited liability company of JCP&L, sold $320 million of transition bonds to securitize the recovery of JCP&L's bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station.

           JCP&L does not own or did not purchase any of the transition bonds, which are included in Long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheet. The transition bonds represent obligations only of the Issuer and are collateralized solely by the equity and assets of the Issuer, which consist primarily of bondable transition property. The bondable transition property is solely the property of the Issuer.

           Bondable transition property is a presently existing property right which includes the right to charge, collect and receive from JCP&L's utility customers, through a non-bypassable transition bond charge, the principal amount and interest on the transition bonds and other fees and expenses associated with their issuance. JCP&L, as servicer, manages and administers the bondable transition property, including the billing, collection and remittance of the transition bond charge, pursuant to a servicing agreement with the Issuer. JCP&L is entitled to a quarterly servicing fee of $100,000 that is payable from transition bond charge collections.

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

           FirstEnergy uses derivatives to hedge the risk of price, interest rate and foreign currency fluctuations. FirstEnergy's primary ongoing hedging activity involves cash flow hedges of electricity and natural gas purchases. The maximum periods over which the variability of electricity and natural gas cash flows are hedged are two and three years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. The current net deferred loss of $133.0 million included in Accumulated Other Comprehensive Loss (AOCL) as of June 30, 2002, for derivative hedging activity as compared to the March 31, 2002 balance of $133.6 million in AOCL, resulted from the sale of $6.0 million of derivative losses with Avon, a $3.8 million loss related to current hedging activity and $1.6 million of net hedge gains included in earnings during the quarter. Approximately $15.7 million (after tax) of the current net deferred loss on derivative instruments in AOCL is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. However, the fair value of these derivative instruments will fluctuate from period to period based on various market factors and will generally be more than offset by the margin on related sales and revenues.

           FirstEnergy engages in the trading of commodity derivatives and periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

       Capital Expenditures

           FirstEnergy's current forecast reflects expenditures of approximately $3.2 billion (OE-$195 million, CEI-$256 million, TE-$129 million, Penn-$45 million, JCP&L-$572 million, Met-Ed-$336 million, Penelec-$387 million, ATSI-$118 million, FES-$814 million and other subsidiaries-$309 million) for property additions and improvements from 2002-2006, of which approximately $911 million (OE-$92 million, CEI-$152 million, TE-$101 million, Penn-$36 million, JCP&L-$115 million, Met-Ed-$56 million, Penelec-$51 million, ATSI-$28 million, FES-$184 million and other subsidiaries -$96 million) is applicable to 2002. Investments for additional nuclear fuel during the 2002-2006 period are estimated to be approximately $515 million (OE-$141 million, CEI-$169 million, TE-$114 million and Penn-$91 million), of which approximately $54 million (OE-$16 million, CEI-$17 million, TE-$11 million and Penn-$10 million) applies to 2002.

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

           The Companies are required to meet federally approved sulfur dioxide
(SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

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

           Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of June 30, 2002, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The Companies have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable societal benefits charge. The Companies have total accrued liabilities aggregating approximately $57.3 million (JCP&L-$50.0 million, CEI-$2.8 million, TE-$0.2 million, Met-Ed-$0.2 million, Penelec-$0.4 million and other-$3.7 million) as of June 30, 2002. FirstEnergy does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

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

           Upon completion of its merger with GPU, FirstEnergy accepted an October 2001 offer from Aquila, Inc. (formerly UtiliCorp United) to purchase Avon Energy Partners Holdings, FirstEnergy's wholly owned holding company of Midlands Electricity plc, for $2.1 billion including the assumption of $1.7 billion of debt. The transaction closed on May 8, 2002 and reflected the March 2002 modification of Aquila's initial offer such that Aquila acquired a 79.9 percent interest in Avon for approximately $1.9 billion (including the assumption of $1.7 billion of debt). FirstEnergy received approximately $155 million in cash proceeds and approximately $87 million of long-term notes (representing the present value of $19 million per year to be received over six years beginning in 2003) from Aquila for its 79.9 percent interest. As of May 8, 2002, Avon had approximately $380 million in cash and cash equivalents. FirstEnergy and Aquila together own all of the outstanding shares of Avon through a jointly owned subsidiary, with each company having a 50-percent voting interest. Originally, in accordance with applicable accounting guidance, the earnings of those foreign operations were anticipated cash flows not recognized in current earnings from the date of the GPU acquisition until February 6, 2002. However, the revision to the initial offer by Aquila caused a reversal of this accounting in the first quarter of 2002, resulting in the recognition of a cumulative effect of a change in accounting which increased net income by $31.7 million. This resulted from the application of guidance provided by EITF Issue No. 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to Be Sold," accounting under EITF Issue No. 87-11, recognizing the net income of Avon from November 7, 2001 to February 6, 2002 that previously was not recognized by FirstEnergy in its consolidated earnings as discussed above.

4 -  REGULATORY MATTERS:

           In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included the following provisions which are reflected in the Companies' respective state regulatory plans:

           o allowing the Companies' electric customers to select their generation suppliers;
           o  establishing provider of last resort (PLR) obligations to non-shopping customers in the Companies' service areas;
           o  allowing recovery of potentially stranded investment (or transition costs);
           o itemizing (unbundling) the current price of electricity into its component elements -- including generation, transmission, distribution and stranded costs recovery charges;
           o  deregulating the Companies' electric generation businesses; and
           o continuing regulation of the Companies' transmission and distribution systems.

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

           In June 2001, the PPUC entered orders approving the Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings which approved the merger and provided Met-Ed and Penelec PLR rate relief. The PPUC permitted Met-Ed and Penelec to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Correspondingly, in the event that energy costs incurred by Met-Ed and Penelec are below their respective capped generation rates, that difference will reduce costs that had been deferred for recovery in future periods. This deferral accounting procedure will cease on December 31, 2005. Thereafter, costs which had been deferred through that date would be recoverable through application of competitive transition charge (CTC) revenues received by Met-Ed and Penelec through December 31, 2010. Met-Ed's and Penelec's PLR obligations extend through December 31, 2010; during that period CTC revenues will be applied first to PLR costs, then to non-nonutility generation (NUG) stranded costs and finally to NUG stranded costs. Met-Ed and Penelec would be permitted to recover any remaining stranded costs through a continuation of the CTC after December 31, 2010 through no later than December 31, 2015. Any amounts not expected to be recovered by December 31, 2015 would be written off at the time such nonrecovery becomes probable.

           Several parties had filed Petitions for Review in June and July 2001 with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their non-NUG wholesale power costs and the amount that they collect from retail customers. FirstEnergy and the PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. Also on March 25, 2002, one intervenor filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. In September 2002, Met-Ed and Penelec established reserves for their PLR deferred energy costs. The reserves reflect the potential adverse impact of a pending Pennsylvania Supreme Court decision as to whether or not it will review the Commonwealth Court ruling. In the original interim financial statements for the quarter ended June 30, 2002, FirstEnergy, Met-Ed and Penelec had previously disclosed, in consultation with its independent accountants, that the finalization of that potential pre-acquisition contingency relating to the FirstEnergy/GPU merger would be reflected as an adjustment to the allocation of the purchase price prior to the end of the third quarter of 2002.

           During the third quarter of 2002 and in connection with FirstEnergy finalizing the purchase accounting relating to the FirstEnergy/GPU merger, Met-Ed and Penelec revised the previously disclosed accounting for this potential pre-acquisition contingency after further consultation with its independent accountants. Accordingly, Met-Ed and Penelec amended their interim financial statements for the quarter ended June 30, 2002 to reflect establishment of the reserve in the first quarter of 2002 totaling $103.0 million at Met-Ed and $111.1 million at Penelec, with a corresponding increase in goodwill, net of tax ($60.3 million at Met-Ed and $65.0 million at Penelec). In addition, net income for the quarter ended June 30, 2002 decreased $3.7 million for Met-Ed and $4.4 million for Penelec from the amounts previously reported. The decrease in net income reflects the difference between the non-NUG cost of power and the amounts that Met-Ed and Penelec collected from their customers for the quarter ended June 30, 2002. That difference had been previously reflected as a change in regulatory assets based on the PPUC decision. Since these revisions are not significant to FirstEnergy's consolidated financial statements for this period, there will be no restatement of FirstEnergy's consolidated financial statements. The following tables summarize the impact on net income for Met-Ed and Penelec for the second quarter of 2002.

  Met-Ed                                 3 Months Ended       6 Months Ended
  ------                                 --------------       ---------------
                                           June 30, 2002        June 30, 2002
                                           -------------        -------------
                                                     (In thousands)

  Net income as previously reported....      $19,667              $38,785
  Effect of revision...................       (3,706)               3,788
                                             -------              -------
  Net income as revised................      $15,961              $42,573
                                             =======              =======


  Penelec                                3 Months Ended       6 Months Ended
  -------                                --------------       ---------------
                                           June 30, 2002        June 30, 2002
                                           -------------        -------------
                                                     (In thousands)

  Net income as previously reported....      $11,245              $25,392
  Effect of revision...................       (4,390)                 302
                                              ------              -------
  Net income as revised................      $ 6,855              $25,694
                                             =======              =======

5 -  NEW ACCOUNTING STANDARDS:

           The Financial Accounting Standards Board (FASB) approved SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets have been applied to the GPU merger, which was accounted for as a purchase transaction, and have not materially affected the accounting for this transaction. Under SFAS 142, amortization of existing goodwill ceased January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis -- based on the results of the transition analysis, no impairment of goodwill is required. Prior to the adoption of SFAS 142, FirstEnergy amortized about $57 million ($.25 per share of common stock) of goodwill annually. There was no goodwill amortization in 2001 associated with the GPU merger under the provisions of the new standard. FirstEnergy's net income in the second quarter of 2001 and the first half of 2001 of $146 million and $244 million, respectively, would have been $160 million and $271 million, respectively, excluding goodwill amortization.

           In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. FirstEnergy has identified various applicable legal obligations as defined under the new standard and expects to complete an analysis of their financial impact in the second half of 2002.

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





     Segment Financial Information
     -----------------------------

                                          Regulated    Competitive               Reconciling
                                          Services       Services      Other     Adjustments       Consolidated
                                          --------       --------      -----     -----------       ------------
                                                                   (In millions)
Three Months Ended:
-------------------

       June 30, 2002
       -------------
External revenues.....................    $ 2,161         $  696    $   86      $     6   (a)         $ 2,949
Internal revenues.....................        177            417       125         (719)  (b)              --
   Total revenues.....................      2,338          1,113       211         (713)                2,949
Depreciation and amortization.........        233              6        12           --                   251
Net interest charges..................        156              7       102          (15)  (b)             250
Income taxes..........................        213              5       (33)          --                   185
Income before cumulative effect of a
   change in accounting...............        273              7       (47)          --                   233
Net income (loss).....................        273              7       (47)          --                   233
Total assets..........................     30,261          2,010     2,009           --                34,280
Property additions....................        120             72        32           --                   224


       June 30, 2001
       -------------
External revenues.....................    $ 1,260         $  499    $    1      $    44   (a)         $ 1,804
Internal revenues.....................        223            448        64         (735)  (b)              --
   Total revenues.....................      1,483            947        65         (691)                1,804
Depreciation and amortization.........        196              4         7           --                   207
Net interest charges..................        107             13         8           (7)  (b)             121
Income taxes..........................        158            (41)        3           --                   120
Income before cumulative effect of
   a change in accounting.............        159            (17)        4           --                   146
Net income (loss).....................        159            (17)        4           --                   146
Total assets..........................     15,494          2,154       490           --                18,138
Property additions....................         36             84         5           --                   125


Six Months Ended:
-----------------

       June 30, 2002
       -------------
External revenues.....................    $ 4,156         $1,374    $  209      $    12   (a)         $ 5,751
Internal revenues.....................        532            827       242       (1,601)  (b)              --
   Total revenues.....................      4,688          2,201       451       (1,589)                5,751
Depreciation and amortization.........        477             13        24           --                   514
Net interest charges..................        317             17       205          (29)  (b)             510
Income taxes..........................        375            (37)      (73)          --                   265
Income before cumulative effect of a
   change in accounting...............        471            (53)     (100)          --                   318
Net income (loss).....................        471            (53)      (68)          --                   350
Total assets..........................     30,261          2,010     2,009           --                34,280
Property additions....................        264            110        46           --                   420


       June 30, 2001
       -------------
External revenues.....................    $ 2,569         $1,132    $    2      $    87   (a)         $ 3,790
Internal revenues.....................        557            948       129       (1,634)  (b)              --
   Total revenues.....................      3,126          2,080       131       (1,547)                3,790
Depreciation and amortization.........        411              8        15           --                   434
Net interest charges..................        252              9        16          (30)  (b)             247
Income taxes..........................        225            (28)        7           --                   204
Income before cumulative effect of
   a change in accounting.............        282            (41)       11           --                   252
Net income (loss).....................        282            (49)       11           --                   244
Total assets..........................     15,494          2,154       490           --                18,138
Property additions....................         89            178         9           --                   276




Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:

(a) Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b) Elimination of intersegment transactions.

                                                       7



                                                     METROPOLITAN EDISON COMPANY

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)


                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                        June 30,
                                                               ------------------------        ------------------------
                                                                  2002          2001              2002          2001
                                                               ----------    ----------        ----------    ----------
                                                               (Restated)                      (Restated)
                                                                                    (In thousands)

OPERATING REVENUES........................................      $240,003  |   $222,536           $485,793  |  $443,556
                                                                --------  |   --------           --------  |  --------
                                                                          |                                |
OPERATING EXPENSES AND TAXES:                                             |                                |
   Purchased power........................................       146,296  |    128,375            282,436  |   253,602
   Other operating costs..................................        33,570  |     30,287             62,575  |    66,840
                                                                --------  |   --------           --------  |  --------
       Total operation and maintenance expenses...........       179,866  |    158,662            345,011  |   320,442
   Provision for depreciation and amortization............        15,046  |     21,435             30,338  |    39,229
   General taxes..........................................        14,815  |     10,601             31,727  |    21,233
   Income taxes...........................................         7,027  |      7,161             21,898  |    13,574
                                                                --------  |   --------           --------  |  --------
       Total operating expenses and taxes.................       216,754  |    197,859            428,974  |   394,478
                                                                --------  |   --------           --------  |  --------
                                                                          |                                |
OPERATING INCOME..........................................        23,249  |     24,677             56,819  |    49,078
                                                                          |                                |
OTHER INCOME..............................................         5,456  |      5,317             10,587  |    10,002
                                                                --------  |   --------           --------  |  --------
                                                                          |                                |
INCOME BEFORE NET INTEREST CHARGES........................        28,705  |     29,994             67,406  |    59,080
                                                                --------  |   --------           --------  |  --------
                                                                          |                                |
NET INTEREST CHARGES:                                                     |                                |
   Interest on long-term debt.............................        10,227  |      9,155             20,682  |    18,309
   Allowance for borrowed funds used during construction..          (280) |        (27)              (564) |      (186)
   Deferred interest......................................           (42) |         --               (235) |        --
   Other interest expense.................................           898  |      3,137              1,171  |     5,373
   Subsidiaries' preferred stock dividend requirements....         1,941  |      1,837              3,779  |     3,675
                                                                --------  |   --------           --------  |  --------
       Net interest charges...............................        12,744  |     14,102             24,833  |    27,171
                                                                --------  |   --------           --------  |  --------
                                                                          |                                |
NET INCOME................................................      $ 15,961  |   $ 15,892           $ 42,573  |  $ 31,909
                                                                ========  |   ========           ========  |  ========



The preceding Notes to Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.



                                                      METROPOLITAN EDISON COMPANY

                                                      CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                    June 30,        December 31,
                                                                                      2002             2001
                                                                                  -----------      ------------
                                                                                   (Restated)
                                                                                          (In thousands)
                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................      $1,630,079       $1,609,974
   Less--Accumulated provision for depreciation..............................         552,723          530,006
                                                                                   ----------       ----------
                                                                                    1,077,356        1,079,968
  Construction work in progress..............................................          12,654           14,291
                                                                                   ----------       ----------
                                                                                    1,090,010        1,094,259

OTHER PROPERTY AND INVESTMENTS:
   Nuclear plant decommissioning trusts......................................         162,208          157,699
   Long-term notes receivable from associated companies......................          12,418           12,418
   Other.....................................................................          23,131           13,391
                                                                                   ----------       ----------
                                                                                      197,757          183,508
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................           5,335           25,274
   Receivables-
     Customers (less accumulated provisions of $10,477,000 and $12,271,000,
       respectively, for uncollectible accounts).............................         114,217          112,257
     Associated companies....................................................          17,515            8,718
     Other...................................................................          19,726           16,675
   Prepayments and other.....................................................          23,665           12,239
                                                                                   ----------       ----------
                                                                                      180,458          175,163
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................       1,193,506        1,320,412
   Goodwill..................................................................         844,719          784,443
   Other.....................................................................          48,877           49,402
                                                                                   ----------       ----------
                                                                                    2,087,102        2,154,257
                                                                                   ----------       ----------
                                                                                   $3,555,327       $3,607,187
                                                                                   ==========       ==========





                                                      METROPOLITAN EDISON COMPANY

                                                      CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                   June 30,        December 31,
                                                                                     2002              2001
                                                                                   ----------      ------------
                                                                                   (Restated)
                                                                                        (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, without par value, authorized 900,000 shares -
       859,500 shares outstanding............................................      $1,274,325       $1,274,325
     Accumulated other comprehensive income (loss)...........................             (91)              11
     Retained earnings.......................................................          27,190           14,617
                                                                                   ----------       ----------
         Total common stockholder's equity...................................       1,301,424        1,288,953
   Company-obligated trust preferred securities..............................          92,304           92,200
   Long-term debt............................................................         570,968          583,077
                                                                                   ----------       ----------
                                                                                    1,964,696        1,964,230
                                                                                   ----------       ----------


CURRENT LIABILITIES:
   Currently payable long-term debt..........................................          60,029           30,029
   Accounts payable-
     Associated companies....................................................          60,403           67,351
     Other...................................................................          40,773           36,750
   Notes payable to associated companies.....................................          71,152           72,011
   Accrued taxes.............................................................           1,949            7,037
   Accrued interest..........................................................          17,904           17,468
   Other.....................................................................          11,267           13,652
                                                                                   ----------       ----------
                                                                                      263,477          244,298
                                                                                   ----------       ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................         275,567          300,438
   Accumulated deferred investment tax credits...............................          12,886           13,310
   Purchase power contract loss liability....................................         686,517          730,662
   Nuclear fuel disposal costs...............................................          37,235           36,906
   Nuclear plant decommissioning costs.......................................         270,499          268,967
   Other.....................................................................          44,450           48,376
                                                                                   ----------       ----------
                                                                                    1,327,154        1,398,659
                                                                                   ----------       ----------


COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)...........................
                                                                                   ----------       ----------
                                                                                   $3,555,327       $3,607,187
                                                                                   ==========       ==========




The preceding Notes to Financial Statements as they relate to Metropolitan Edison Company are an integral part of these balance sheets.

                                                   72



                                                      METROPOLITAN EDISON COMPANY

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                       June 30,                        June 30,
                                                                ----------------------         -----------------------
                                                                  2002          2001              2002          2001
                                                                --------      --------          --------      --------
                                                               (Restated)                      (Restated)
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                      |                              |
Net income................................................      $ 15,961   |  $ 15,892          $ 42,573  |   $ 31,909
   Adjustments to reconcile net income to net                              |                              |
     cash from operating activities-                                       |                              |
       Provision for depreciation and amortization........        15,046   |    21,435            30,338  |     39,229
       Other amortization.................................          (456)  |       519            (1,394) |        756
       Deferred costs, net................................        (2,491)  |   (24,690)           (9,411) |    (24,394)
       Deferred income taxes, net.........................         4,308   |     9,505            12,190  |     10,877
       Investment tax credits, net........................          (212)  |      (212)             (424) |       (424)
       Receivables........................................       (26,722)  |   (13,973)          (13,808) |    (14,146)
       Accounts payable...................................        17,887   |    60,029            (2,925) |     57,746
       Other..............................................        14,375   |     7,070           (36,956) |    (33,403)
                                                                --------   |  --------          --------  |   --------
         Net cash provided from operating activities......        37,696   |    75,575            20,183  |     68,150
                                                                --------   |  --------          --------  |   --------
                                                                           |                              |
CASH FLOWS FROM FINANCING ACTIVITIES:                                      |                              |
   New Financing-                                                          |                              |
     Long-term debt.......................................        49,750   |        --            49,750  |         --
     Short-term borrowings, net...........................            --   |    11,100                --  |     51,400
   Redemptions and Repayments-                                             |                              |
     Long-term debt.......................................            --   |        --            30,000  |         --
     Short-term borrowings, net...........................        56,406   |        --               859  |         --
   Dividend Payments-                                                      |                              |
     Common stock.........................................        30,000   |        --            30,000  |     15,000
                                                                --------   |  --------          --------  |   --------
         Net cash used for (provided from) financing                       |                              |
          activities .....................................        36,656   |   (11,100)           11,109  |    (36,400)
                                                                --------   |  --------          --------  |   --------
                                                                           |                              |
CASH FLOWS FROM INVESTING ACTIVITIES:                                      |                              |
   Property additions.....................................        11,691   |    13,229            20,787  |     25,022
   Decommissioning trust investments......................         4,826   |     2,371             7,987  |      4,742
   Other..................................................            --   |     1,564               239  |      4,555
                                                                --------   |  --------          --------  |   --------
         Net cash used for investing activities...........        16,517   |    17,164            29,013  |     34,319
                                                                --------   |  --------          --------  |   --------
                                                                           |                              |
Net increase (decrease) in cash and cash equivalents......       (15,477)  |    69,511           (19,939) |     70,231
Cash and cash equivalents at beginning of period..........        20,812   |     4,159            25,274  |      3,439
                                                                --------   |  --------          --------  |   --------
Cash and cash equivalents at end of period................      $  5,335   |  $ 73,670          $  5,335  |   $ 73,670
                                                                ========   |  ========          ========  |   ========


The preceding Notes to Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.


                        REPORT OF INDEPENDENT ACCOUNTANTS









To the Board of Directors and
Shareholders of Metropolitan
Edison Company:

We have reviewed the accompanying consolidated balance sheet of Metropolitan Edison Company and its subsidiaries as of June 30, 2002, and the related consolidated statements of income and cash flows for each of the three-month and six-month periods ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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






PricewaterhouseCoopers LLP
Cleveland, Ohio
August 8, 2002, except as to Note 4,
which is as of November 26, 2002

                           METROPOLITAN EDISON COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


           Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in the eastern and south central portions of Pennsylvania, offering regulated electric transmission and distribution services. Met-Ed also provides power to those customers electing to retain them as their power supplier. Met-Ed's regulatory plan itemizes, or unbundles, the price of electricity into its component elements - including generation, transmission, distribution and transition charges. Met-Ed was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy on November 7, 2001.

Results of Operations
---------------------

           Operating revenues increased by $17.4 million or 7.9% in the second quarter of 2002, and by $42.2 million or 9.5% in the first six months of 2002, compared to the same periods in 2001. The sources of the changes in operating revenues, as compared to the same periods in 2001, are summarized in the following table.




                                                               Three Months Ended      Six Months Ended
           Sources of Operating Revenue Changes                   June 30, 2002         June 30, 2002
           ---------------------------------------------------------------------------------------------
           Increase (Decrease)                                                (In millions)
           Change in kilowatt-hour sales due to level of retail
                customers shopping for generation service.....         $21.3                 $56.8
           Change in other retail kilowatt-hour sales.........           5.5                  (0.7)
           Change in wholesale sales..........................          (8.7)                 (9.7)
           All other changes..................................          (0.7)                 (4.2)
                                                                       -----                 -----

           Net Increase in Operating Revenues.................         $17.4                 $42.2
                                                                       =====                 =====


       Electric Sales

           In the first half of 2002, a significant reduction in the number of customers who received their power from alternate suppliers continued to have a positive effect on operating revenues. During the first half of 2001, 26.7% of kilowatt-hours delivered were to shopping customers, whereas only 9.2% of kilowatt-hours delivered during the first half of 2002 were to shopping customers. Partially offsetting this increase in revenues from returning shopping customers were lower sales to industrial customers due to a decline in economic conditions, as well as reduced revenues from wholesale customers. Milder weather in the first quarter of 2002 resulted in a decrease in kilowatt-hour sales to residential customers in the first six months 2002, compared to the same period in 2001. Changes in kilowatt-hour deliveries by customer class during the three and six months ended June 30, 2002, as compared to the same periods in 2001, are summarized in the following table:


  Changes in Distribution Deliveries   Three Months Ended    Six Months Ended
    and Wholesale Generation Sales        June 30, 2002       June 30, 2002
  ----------------------------------------------------------------------------
  Increase (Decrease)

  Residential.........................          1.1%                (3.6)%
  Commercial..........................          1.4%                 1.1 %
  Industrial..........................         (4.6)%               (6.7)%
                                               ----                 ----

  Total Retail........................         (0.8)%               (3.2)%
  Wholesale...........................          4.6%                 5.9 %
                                               ----                  ---

  Total...............................         (0.3)%               (2.5)%
                                               ----                 ----

       Operating Expenses and Taxes

           Total operating expenses and taxes increased by $18.9 million in the second quarter of 2002, and $34.5 million in the first half of 2002, compared to the same periods in 2001. A majority of the increase in both periods was due to higher purchased power costs, as Met-Ed required additional power to satisfy its provider of last resort (PLR) obligation to customers who returned from alternate suppliers in the first half of 2002, as well as an increase in general taxes. The $3.3 million increase in other operating costs in the second quarter of 2002 compared to the same period in 2001 was primarily attributable to higher occupancy rents and employee-related costs. The $4.3 million decrease in other operating costs in the six months ended June 30, 2002 compared to the same period of 2001 was primarily due to the absence of costs related to early retirement programs offered to certain bargaining unit employees in the first quarter of 2001, offset by higher rental costs and pension and other employee related costs.

         Net Interest Charges

           Net interest charges decreased by $1.4 million in the second quarter of 2002 and $2.3 million in the first six months of 2002, compared to the same periods in 2001, primarily due to reduced short-term borrowing levels and amortization of fair market value adjustments recorded in connection with the merger. An additional reduction was attributable to the redemption of $30 million of notes in the first quarter of 2002; however, this was partially offset by increased interest on long-term debt due to the issuance of $100 million of notes in September 2001 and $50 million of notes in May 2002 which was used to refinance $30 million of notes in July 2002.

       Financial Statements Revision

           During the third quarter of 2002, Met-Ed established a reserve and recorded a non-cash charge for deferred energy costs incurred subsequent to the merger (see Pennsylvania Regulatory Matters). The reserve reflects the potential adverse impact of a pending Pennsylvania Supreme Court decision whether to review the Commonwealth Court ruling. In the originally filed interim financial statements for the quarter ended June 30, 2002, Met-Ed had previously disclosed, in consultation with its independent accountants, that the finalization of that potential pre-acquisition contingency relating to the FirstEnergy/GPU merger would be reflected as an adjustment to the allocation of the purchase price prior to the end of the third quarter of 2002. During the third quarter of 2002 and in connection with FirstEnergy finalizing the purchase accounting relating to the FirstEnergy/GPU merger, Met-Ed revised the previously disclosed accounting for this potential pre-acquisition contingency after further consultation with its independent accountants. This resulted in the recognition of a reserve related to deferred energy costs. Accordingly, Met-Ed amended its interim consolidated financial statements for the quarter ended June 30, 2002 to reflect a decrease of net income by approximately $3.7 million related to changes in PLR related energy costs incurred that had been previously reflected as changes to its regulatory assets (see Note 4). Should the Pennsylvania Supreme Court ultimately uphold FirstEnergy's appeal, the charge relating to 2002 would be reversed into earnings.

Capital Resources and Liquidity
-------------------------------

           Met-Ed has continuing cash requirements for planned capital expenditures. During the remaining six months of 2002, capital requirements for property additions are expected to be about $33.5 million. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

           As of June 30, 2002, Met-Ed had about $5.3 million of cash and temporary investments and $71.2 million of short-term indebtedness. Met-Ed may borrow from its affiliates on a short-term basis. Met-Ed will not issue first mortgage bonds (FMBs) other than as collateral for senior notes, since its senior note indenture prohibits (subject to certain exceptions) it from issuing any debt which is senior to the senior notes. As of June 30, 2002, Met-Ed had the capability to issue up to $62 million of additional FMBs on the basis of property additions and retired bonds. Met-Ed has no restrictions on the issuance of preferred stock.

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

       Commodity Price Risk

           Met-Ed is exposed to market risk primarily due to fluctuations in electricity and natural gas prices. To manage the volatility relating to these exposures, Met-Ed uses a variety of derivative instruments, including options and futures contracts. The derivatives are used for hedging purposes. The change in the fair value of commodity derivative contracts related to energy production during the second quarter of 2002 is summarized in the following table:


            Change in the Fair Value of Commodity Derivative Contracts
    ---------------------------------------------------------------------
                                                            (In millions)

    Outstanding net asset as of March 31, 2002..........        $21.3
    Settled contracts...................................         (0.2)
    Change in techniques/assumptions....................          --
    Decrease in value of existing contracts.............         (9.8)
                                                                 ----

    Outstanding net asset as of June 30, 2002...........        $11.3
                                                                =====


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


 Source of Information - Fair Value by Contract Year

                                  2002*      2003      2004   Thereafter   Total
--------------------------------------------------------------------------------
                                                     (In millions)

 Prices actively quoted ....     $(0.1)      $0.1     $ --      $  --      $ --
 Prices based on models** ..        --         --       --       11.3       11.3
                                 -----       ----     ----      -----      -----

   Total ...................     $(0.1)      $0.1     $ --      $11.3      $11.3
                                 =====       ====     ====      =====      =====

 *  Last half of 2002.
 ** Relates to an embedded option that is offset by a regulatory liability and does not affect earnings.


           Met-Ed performs sensitivity analyses to estimate its exposure to the market risk of its commodity position. A hypothetical 10% adverse shift in quoted market prices and volatilities in the near term on derivative instruments would not have had a material effect on Met-Ed's consolidated financial position or cash flows as of June 30, 2002.

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

Significant Accounting Policies
-------------------------------

           Met-Ed prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. All of Met-Ed's assets are subject to their own specific risks and uncertainties and are regularly reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Met-Ed's more significant accounting policies are described below.

       Purchase Accounting - Acquisition of GPU

           On November 7, 2001, the merger between FirstEnergy and GPU became effective, and Met-Ed became a wholly owned subsidiary of FirstEnergy. The merger was accounted for by the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities were based primarily on estimates. The adjustments reflected in Met-Ed's records, which are subject to adjustment in 2002 when finalized, primarily consist of:
(1) revaluation of certain property, plant and equipment; (2) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (3) recognizing additional obligations related to retirement benefits; and (4) recognizing estimated severance and other compensation liabilities. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. FirstEnergy's most recent review was completed in June 2002. The results of that review indicate that no impairment of the $844.7 million of goodwill is appropriate.

       Regulatory Accounting

           Met-Ed is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that regulatory agencies determine Met-Ed is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Pennsylvania, a significant amount of regulatory assets have been recorded - $1.2 billion as of June 30, 2002. Met-Ed regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

       Derivative Accounting

           Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions must be documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. Met-Ed continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, Met-Ed enters into commodity contracts, which increase the impact of derivative accounting judgments.

       Revenue Recognition

           Met-Ed follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

           o  Net energy generated or purchased for retail load

           o  Losses of energy over transmission and distribution lines

           o Mix of kilowatt-hour usage by residential, commercial and industrial customers

           o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Recently Issued Accounting Standards Not Yet Implemented
--------------------------------------------------------

           In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. Met-Ed has identified various applicable legal obligations as defined under the new standard and expects to complete an analysis of their financial impact in the second half of 2002.

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



November 26, 2002







                                        METROPOLITAN EDISON COMPANY
                                        ---------------------------
                                                 Registrant




                                         /s/  Harvey L. Wagner
                                   -----------------------------------------
                                              Harvey L. Wagner
                                         Vice President, Controller
                                        and Chief Accounting Officer

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




Date:  November 26, 2002


                                                      /s/H. Peter Burg
                                               --------------------------------
                                                         H. Peter Burg
                                                    Chief Executive Officer

                                   90.1

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




Date:  November 26, 2002


                                                /s/Richard H. Marsh
                                         --------------------------------------
                                                   Richard H. Marsh
                                                 Chief Financial Officer


                                   90.2